Form 10-K
period 2006-12-31
SavWatt USA, Inc.
filed 2010-08-17
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-52402


                                SAVWATT USA, INC
                    (formerly known as Ludvik Capital, Inc.)
             (Exact name of registrant as specified in its charter)

           Delaware                                              27-2478133
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

            6801 Eastern Avenue, Suite 203, Baltimore, Maryland 21224
                    (Address of principal executive offices)

                                 (866) 641-3507
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of Each Class
                         Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non- accelerated filer [ ]                         Smaller reporting company [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X}

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2009) was approximately $537,028.

On July 31, 2010, 108,475,175 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
                                                                            ----

                                     PART I

Item 1.   Business                                                            4
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   7
Item 4.   Submission of Matters to a Vote of Security Holders                 7

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and
          Issuer Purchases of Equity Securities                               7
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9
Item 8.   Financial Statements                                               10
Item 9A.  Controls and Procedures                                            10
Item 9B.  Other Information                                                  10

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of
          the Registrant; Compliance with Section 16(a) of the Exchange Act  10
Item 11.  Executive Compensation                                             12
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    13
Item 13.  Certain Relationships and Related Transactions                     14
Item 14.  Principal Accounting Fees and Services                             14
Item 15.  Exhibits                                                           15

                              CAUTIONARY STATEMENT

     This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-K for SavWatt USA, Inc., formerly known as Ludvik Capital, Inc. ("Company"), discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking
information  is  based  on  various   factors  and  is  derived  using  numerous
assumptions.

     Management expresses its expectations, beliefs and projections in good faith and believes the expectations reflected in these forward-looking statements are based on reasonable assumptions; however, Management cannot assure current stockholders or prospective stockholders that these expectations, beliefs and projections will prove to be correct. Such forward-looking statements reflect the current views of Management with respect to the Company and anticipated future events.

     Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company's future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-K, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

     Important factors that may cause actual results to differ from projections include, for example:

     * the success or failure of management's efforts to implement their business strategy;

     * the ability of the Company to raise sufficient capital to meet operating requirements;

     * the uncertainty of consumer demand for our products, services and technologies;

     * the ability of the Company to protect its intellectual property rights;

     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;

     *    the effect of changing economic conditions;

     *    the ability of the Company to attract and retain quality employees;

     *    the current global recession and financial uncertainty; and

     *    other risks which may be described in future filings with the SEC.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    FOREWORD

     The Company was incorporated on October 20, 2006, under the name of Ludvik Capital, Inc. We changed our name to SavWatt USA, Inc. on April 5, 2010. On January 12, 2007, we filed a Form 10 registration statement under section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). As a consequence of filing our Form 10, we became subject to the periodic reporting requirements of the Exchange Act and were required to file Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements pursuant to Regulation 14A and Schedule 14C Information Statements pursuant to the Exchange Act.

     Our prior management filed numerous Form 8-K Current Reports, but failed to file the requisite Annual Reports on Form 10-K for the fiscal years ended December 31, 2006, 2007, 2008 and 2009. In addition, our prior management failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September, 2007, for the quarters ended March 31, June 30 and September 30, 2008, for the quarters ended March 31, June 30 and September 30, 2009, and for the quarter ended March 31, 2010.

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-K Annual Report for the Fiscal Year Ended December 31, 2006, and will be filing the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

     While this Form 10-K contains certain narrative information about our Company that is current, this Form 10-K contains audited financial statements for 2006 only, which are obviously outdated and do not present our current financial condition. THEREFORE, OUR SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE URGED TO READ OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009, AND OUR QUARTERLY REPORTS FOR THE PERIODS ENDED MARCH 31, 2010 AND JUNE 30, 2010, PRIOR TO MAKING AN INVESTMENT DECISION WITH RESPECT TO THE SHARES OF OUR COMMON STOCK.

                                     PART I

ITEM 1. BUSINESS.

HISTORY

     SavWatt USA, Inc.  ("Company")  was  incorporated  in the State of Delaware under the name of "Ludvik Capital, Inc." on October 20, 2006. Our name was change to SavWatt USA, Inc. on April 5, 2010. The Company was originally formed for the purpose of becoming a successor and survivor corporation by merger with Patriot Advisors, Inc. and Templar Corporation pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine, Case No. 04-20328. The Company's prior business plan was to make investments in public and private companies by providing long-term debt and equity investment capital to fund the growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries, primarily located in the Untied States. Our prior management was not successful in carrying out its business plan.

CURRENT BUSINESS

     The Company underwent a change in control on March 31, 2010, when Sutton Global Associates, Inc. acquired approximately 50,723,310 shares or 51% of our common stock. Sutton Global Associates, Inc. is controlled by our President, Isaac H. Sutton. Under the guidance of Mr. Sutton, the Company adopted a new business plan to capitalize on the largely unaddressed commercial and consumer market for energy-efficient Light Emitting Diode ("LED") lighting by investing in product and corporate marketing. With public relations and advertising throughout the media, a recognized, popular consumer LED brand will be cultivated, spearheading and establishing a leading market share in the growing energy-efficient light bulb sector during the next three to five years. We have the exclusive marketing rights in the United States to sell LED street lighting for Unilumin, a Chinese company (www.unilumin.com).

LEDs are an unprecedented, innovative type of lighting first introduced almost half a century ago. Though initially too costly to implement, LED prices are finally decreasing because of newly developed technology. LEDs are the most efficient energy-saving devices on the market. Incandescent lighting, the variety we employ today, can no longer be sold by 2012.

PRODUCTION

     SavWatt will be sourcing LED products from factories in the FarEast. These factories assemble LED bulbs, fixtures and apparatuses based on SavWatt's specifications and bill of material requirements. UL or ETL certification for these products and factories are supervised by SavWatt technicians. SavWatt has plans in the near future to open an office in Shenzen, China to supervise production schedules, shipment arrangements, samples and quality control inspections. All factories contracted by SavWatt will go through a quality control and performance test before becoming a master supplier for SavWatt products. An agreement which each supplier will protect SavWatt as to use of our brand, intellectual property and proprietary information to extent that is enforceable in China.

     We are a development stage enterprise and have had nominal operations since inception.

     Our fiscal year end is December 31.

HOW TO CONTACT US

     The Company's principal executive offices are located at 6801 Eastern Avenue, Suite 203, Baltimore, Maryland 21224. Our telephone number is (866) 641-3507.

COMPETITIVE BUSINESS CONDITIONS

     The lighting industry is intensely competitive and many of our competitors are large, well funded companies that have substantially larger staffs, manufacturing and distribution facilities and financial resources that we have at the present time. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     We purchase our products from overseas sources. As a result, our international sales and purchases are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade barriers, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. If we fail to comply with these laws and regulations, we could be liable for administrative, civil or criminal liabilities, and in the extreme case, we could be suspended or debarred from government contracts or our export privileges could be suspended, which could have a material adverse effect on our business.

     International sales and purchases are also subject to a variety of other risks, including risks arising from currency fluctuations, collection issues and taxes. Our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies in which we are billed. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign exchange rate risk.

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). As a result of such registration, the Company is subject to Regulation 14A of the Exchange Act, which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in

Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2008 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion our internal controls and procedures).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future Exchange Act filings of our Company could be materially adversely affected.

     Aside from required compliance with federal and state securities laws, regulations and rules, and federal, state and local tax laws, regulations and rules, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have a material effect on the business of the Company.

INTELLECTUAL PROPERTY RIGHTS

     The Company presently holds no intellectual property rights. The Company intends to seek copyright and trademark protection of its trade names and products. The Company's success and ability to compete are dependent to a degree on the Company's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product and brand names of products or under which the Company conducts its business. Effective trademark protection may not be available for the Company's trademarks.

     The Company's competitors or others may adopt product or service names similar to the Company's, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company's inability to adequately protect its product, brand, trade names and trademarks would have a material adverse effect on the Company's business, financial condition and operating results. Despite any precautions the Company takes, a third party may be able to copy or otherwise obtain and use the Company's technology or other proprietary information without authorization or to develop similar technology independently.

     Policing unauthorized use of the Company's products are made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of products or other data. The laws of other countries may afford the Company little or no effective protection for the Company's intellectual property.

EMPLOYEES

     We currently have two full-time employees, including Michael Haug, our Chief Executive Officer. We also have seven part-time consultants, including Isaac H. Sutton, our President. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

REPORTS TO SECURITY HOLDERS

     The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 2. PROPERTIES.

     The Company does not own any real estate.

     On July 1, 2010, the Company relocated its principal executive offices from New York City to 6801 Eastern Avenue, Suite 203, Baltimore, Maryland 21224. Our new offices contain approximately 2,000 square feet under a written lease for a term of three years at an annual rent of $23,000.

ITEM. 3 LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company is not aware of any matters having been submitted to a vote of security holders prior to March 31, 2010. On March 31, 2010, the holders of a majority of our voting securities, acting by written consent, approved the changing of our name to SavWatt USA, Inc. and increasing our authorized common stock to 2,000,000,000 shares, $.0001 par value, and increasing our authorized preferred stock to 200,000,000 shares, $.001 par value.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report, the Company's Common Stock is quoted on the Pink Sheets under the symbol "LDVK.PK." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. Our Common Stock was not traded on any exchange or quoted on any quotation service in 2006. The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

               Fiscal 2007                    High           Low
               -----------                    ----           ---
               First Quarter (1)           $  10.00       $  5.50
               Second Quarter (1)          $  15.00       $  5.50
               Third Quarter (1)           $   6.00       $   .675
               Fourth Quarter (1)          $   1.25       $   .080

               Fiscal 2008                    High           Low
               -----------                    ----           ---
               First Quarter (1)           $    .65       $   .02
               Second Quarter (1)          $    .40       $   .04
               Third Quarter (1)           $    .40       $   .04
               Fourth Quarter (1)          $    .19       $   .01

               Fiscal 2009                    High           Low
               -----------                    ----           ---
               First Quarter (2)           $    .130      $   .0100
               Second Quarter (1)          $    .020      $   .0021
               Third Quarter (1)           $    .015      $   .0023
               Fourth Quarter (1)          $    .012      $   .0024

----------
(1) This represents the closing bid information for the stock on the Pink Sheets. The bid and ask quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.
(2)  This represents the closing price for the stock on the Pink Sheets.

     Our common stock is considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

     Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

     Our management is aware of the abuses that have occurred historically in the penny stock market.

HOLDERS

     As of August 16, 2010, there were approximately 125 shareholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     On August 17, 2007, the Company effected a 2:1 forward stock split of its issued and outstanding shares of common stock. The share numbers below have been adjusted for such stock split. Since October 20, 2006, the Company has issued the following common stock without registration under the Securities Act of 1933:

     On February 7, 2007 the United States Bankruptcy Court for the District of Maine entered an order confirming the December 12, 2006 agreement with the Debtor whereby, there were 40,000,000 (post forward stock split) unrestricted shares of the Company's Common Stock issued to creditors and plan participants.

     On June 19, 2007, the Company issued 24,196 common shares for the acquisition of CyberSentry. This investment was assessed to have no value.

     On July 30, 2007, the Company issued 2,055,710 shares of common stock to unrelated parties for $10,000 in services.

     October 1, 2007, the Company issued 4,325,000 shares of common stock for $64,875 which was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd., an entity controlled by Frank Kristan, who at time of issuance was the President of the Company.

     On October 3, 2007, the Company issued 10,000,000 shares of common stock for $150,000 which was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd.

     On January 15, 2008, the Company issued 15,000,000 shares of common stock for $225,000 which was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd.

     June 27, 2008, the Company issued 3,069,269 shares of common stock for $44,375 which was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd.

     On February 1, 2009, the Company issued 5,000,000 common shares to an unrelated party, for $50,000 in services.

     From May 31, 2010 through July 30, 2010 the Company sold 29,000,000 Common Shares for $290,000.

     The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The 40,000,000 shares issued on February 7, 2007, were issued based on a court order issued by the United States Bankruptcy Court, District of Maine, Case No. 04-20328, issued pursuant to
Section 1145 of the Bankruptcy Code, and, therefore, did not require registration under Section 5 of the Securities Act of 1933, as amended.

     Management believes that, except for the 40,000,000 shares issued pursuant to the bankruptcy preceding, all of above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,

     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. See also the disclosures under "Cautionary Statement" following the Table of Contents in this Annual Report.

RESULTS OF OPERATIONS - AS OF DECEMBER 31, 2006

     There have been limited operations since inception until December 31, 2006. The Company was formed pursuant to a court order in the United States Bankruptcy Court, District of Maine in Case No. 04-20328. The Company had no operations and had $-0- in cash and cash equivalents as of December 31, 2006.

ITEM 8. FINANCIAL STATEMENTS.

     Our financial statements and supplementary data may be found beginning at Page F-1.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

     Our prior management did not evaluate the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this annual report.

(b)  Changes in Internal Controls.

     Since the Company was incorporated in the fourth quarter of 2006, it is unlikely that the Company had implemented any internal controls during 2006 or that, if implemented, any changes were made to such controls.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.; SECTION 16(A) OF THE EXCHANGE ACT.

     The Company's directors and executive officers, and their ages as of August 16, 2010 are as follows:

   Name                   Period             Age          Position(s)
   ----                   ------             ---          -----------

Frank Kristan     10/20/2006 to 3/31/2010    51    Chairman of the Board of
                                                   Directors President and Chief
                                                   Executive Officer Secretary
                                                   and Treasurer.

Isaac H. Sutton   3/31/2010 to Present       56    Chairman of the Board of
                                                   Directors President and
                                                   Secretary.

Michael Haug      7/1/2010 to present        45    Chief Executive Officer.

MICHAEL F. HAUG, 45, CHIEF EXECUTIVE OFFICER

     As an experienced insurance and financial representative since 1993, Michael has worked for well known companies such as Liberty Mutual, John Hancock, and AIG. He also formed his own insurance agencies called Financial Solutions in 1999 and Z-Group International in 2007. In 2007 Michael became heavily involved in commercial lighting, working as consultant to Global Green Works and later AEI lighting. A graduate of The University of Baltimore in 1990 in Business Administration, Michael has always had a passion for businesses to improve their Leadership in Energy & Environmental Design (LEED). His motivation and mission in life has been green projects and energy efficient lighting. Michael is proud to bring lighting education to the forefront. He has helped municipalities, private enterprises, and schools save money and energy by increasing their awareness of energy efficient lighting. Michael also has been affiliated with many LEED programs to stay on top of the ever changing energy environment. This diversification has helped propel Michael to the top of the financial and energy lighting work place.

ISAAC H. SUTTON, 56, PRESIDENT AND SOLE DIRECTOR

     Mr. Sutton is a media-savvy strategic marketing executive. He combines in-depth global marketing experience with practical business knowledge. His experience includes founding positions at Aprica Juvenile Products, Fusen Usagi, Inc., Exus Networks, Inc., Starinvest Group, Inc., and, presently, GoIP Global, Inc. His career began at I.S. Sutton & Sons, Inc., an importer of products from the Far East. In 1978, he managed a major Ronald McDonald import Doll Promotion for one year overseas at the age of 24. Examples of his innovative marketing work and vision can be seen in the companies he founded. His goal-driven accomplishments in Uzbekistan drew upon his considerable aptitudes to successfully implement a World Bank project designed to assist the country in increasing its GNP for cotton. Media and information has been Ike's vision and goal during the past several years. Rooted in the belief that technology can facilitate supplying knowledge and information throughout the world inexpensively, GoIP was founded. Based on this premise and the licensing of various worldwide technologies, GoIP will deliver information and education over cell phones. From 2001 through 2006, Ike was the CEO of Starinvest Group, Inc., a public company elected to be a "Business Development Company," one of less than 50 in the United States. Mr Sutton earned his Bachelor of Arts degree from Pace University in New York.

FRANK KRISTAN, 51, FORMER PRESIDENT

     Mr. Kristan served as the Company's President and Chief Executive Officer from October 20, 2006, until March 31, 2010. Mr. Kristan is currently a part-time consultant to the Company in charge of new business development. Mr. Kristan is the President of Ludvik Nominees Pty Ltd and was formerly the President and CEO of Patriot Advisors, Inc. Patriot Advisors provided business advisory services to investment funds, corporations and individuals. From 1994 to 2004, Patriot Advisors managed funds on behalf of private companies, producing an internal rate of return in excess of 25% per annum during that period. At the time Mr. Kristan concluded his involvement with the funds, total assets under management exceeded $50 million. Patriot Advisors had also performed on guarantees to deliver financing in excess of $ 50 million. Over the ten year period, Patriot Advisors had focused its business advisory and management efforts primarily on companies in the technology, telecommunications and internet related industries. Prior to forming Patriot Advisors, Mr. Kristan was the Principal and CEO of Kristan Associates, a financial consulting firm providing business advisory services for the telecommunications and financial services industries. Mr. Kristan began his career at Affiliated Computer Systems where he provided computer and operational advisory services to banking and financial services institutions involved in merger and acquisition transactions. Mr. Kristan earned his BS in Mathematics from University of Western Australia.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

EMPLOYMENT CONTRACTS

     On July 1, 2010, the Company entered into a one year employment agreement with Michael F. Haug, our Chief Executive Officer, that provides for his compensation to be $84,000 per year. In addition, Mr. Haug received a signing bonus of 2,000,000 shares of common stock that will vest at end of the one year term of the agreement and no such shares have been issued to date. Mr. Haug will also receive a $300 per month car allowance and will be entitled to participate in any health care plan and additional bonus pool to be implemented by the Company no later than December 31, 2010.

FAMILY RELATIONSHIPS

     There are no family relationships between or among our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFICATION OF AUDIT COMMITTEE

     The Company has no separately designated standing audit committee or other committee performing similar functions. The Board of Directors acts as the audit committee. None of the directors qualifies as an Audit Committee Financial Expert.

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. However, the Company was not subject to a reporting company during 2006 and no such reports were required.

CODE OF BUSINESS CONDUCT AND ETHICS

     The Company has adopted a Code of Business Conduct and Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 6801 Eastern Avenue, Suite 203, Baltimore, Maryland 21224.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to Frank Kristan, who was the only officer or director of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                   Non-Equity
                                                                   Incentive    Nonqualified    All
 Name and                                                            Plan        Deferred      Other
 Principal                                   Stock       Option     Compen-       Compen-      Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation        sation       sation      Totals
------------    ----   ------     -----      ------      ------     ------        ------       ------      ------

 Frank          2006    $ 0        $  0       $  0        $  0       $  0          $   0      $90,000(1)   $90,000(1)
 Kristan,       2005    $ 0        $  0       $  0        $  0       $  0          $   0      $     0      $     0
 President      2004    $ 0        $  0       $  0        $  0       $  0          $   0      $     0      $     0
 and CEO


----------
(1) Represents consulting fees paid to Ludvik Nominees Pty. Ltd., a company owned and controlled by Mr. Kristan.

STOCK OPTIONS AND WARRANTS

     There were no stock options or warrants outstanding on December 31, 2006.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2006.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2006.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made during fiscal 2006.

COMPENSATION OF DIRECTORS

     The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2006, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following tables set forth certain information regarding beneficial ownership of the Company's capital stock as of August 16, 2010 by (i) each person who is known by the Company to beneficially own more than five percent of any class of the Company's capital stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group.

                  Name and Address of          Amount and Nature of    Percent
Title of Class     Beneficial Owner            Beneficial Ownership    of Class
--------------     ----------------            --------------------    --------

Common Stock    Isaac H. Sutton (1)                50,723,310            46.8 %
                Sutton Global Associates, Inc.
                475 Park Ave South 30th FL
                New York, New York 10016

Common Stock    Frank Kristan (2)                   8,538,490             7.9 %
                Ludvik Nominees Pty., Ltd
                1220 N Market Street
                Wilmington, DE 19901

Common Stock    Michael Haug                               0              0.00%
                6801 Eastern Ave.
                Suite 203
                Baltimore, Maryland 21224

Common Stock    The Expanse Group (3)             12,000,000             11.60%
                918 Knollwood
                Buffalo Grove, IL 60089

Common Stock    BuzzBahn LLC (4)                  12,000,000             11.60%
                6800 Jericho Turnpike
                Syosset, NY 11791

Common Stock    All Executive Officers and        50,723,310             46.80%
                Directors as a Group (1 person)

----------
(1) Mr. Sutton has sole voting and dispositive power over these shares since he owns a majority of the common stock of Sutton Global Associates, Inc.
(2) Mr. Kristan is the controlling member of Lud,vik Nominees Pty., Ltd. and has sole voting and dispositive power over these shares.
(3) Ryan Goulding has sole voting and dispositive power over these shares as he has a controlling interest in The Expanse Group.
(4) David Miller has sole voting and dispositive power over these shares as he is the managing member of BuzzBahn LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Ludvik Nominees, Pty, Ltd. was the exclusive adviser to Company for the period October 10, 2006 through March 31, 2010. Ludvik Nominees Pty Ltd is 100% owned by Frank Kristan, our former President and Chief Executive Officer. During the period from inception to March 31, 2010 Ludvik Nominees was an advisor to the Company, fees were charged quarterly. A total of $2,017,417 including interest was billed. $484,250 was converted to 32,394,269 shares and $1,503,167 remains owing.

     Mr Isaac H. Sutton the Company's President and Sole Director is also a shareholder in SavWatt Industries, LLC and a debtor of the Company. Mr Isaac H. Sutton the Company's President and Sole Director is a beneficial owner in Sutton Global Associates, Inc and GoIP Global, Inc both companies which have provided short term loans to the Company. Mr Sutton has entered into a consulting agreement at $60,000 per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     On June 2, 2010, the Company engaged Sherb & Co. LLP, 805 Third Avenue, New York, New York as its certifying auditors to audit the Company's financial statements for the fiscal year ended December 31, 2006. Prior to such engagement, the Company had not engaged a certifying audit firm.

     (1) Audit Fees. For the fiscal year ended December 31, 2006, the Company's auditors charged us $2,500 for services rendered for the audit of our annual financial statements.

     (2) Audit-Related Fees. For the fiscal year ended December 31, 2006, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1), above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice for the fiscal year ended December 31, 2006.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal year ended December 31, 2006; hence, there were no pre-approval policies or procedures in effect during such fiscal year.

ITEM 15. EXHIBITS.

     See the Exhibts Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-B

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit                       Description
-------                       -----------

14 *            Code of Business Conduct Ethics

21 *            Subsidiaries of the Company

31.1 * Certification of Principal Executive and Principal Officer Pursuant to 18 U.S.C. Section 1350

32.1 *          906 Certification of Principal Executive and Financial Officer

----------
* Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SavWatt USA, Inc.


Dated: August 17, 2010                /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 17, 2010                /s/  Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President, Chief Financial Officer
                                      and Director (Principal Executive Officer)
                                      (Principal Financial Officer and
                                      (Principal Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of SavWatt USA, Inc. (f/k/a Ludvik Capital, Inc.
(A Development Stage Company):

We have audited the accompanying balance sheet of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. (A Development Stage Company) from inception, October 20, 2006 through December 31, 2006, and the related statement of operations, stockholders' deficit, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. at December 31, 2006, and the results of operations and cash flows from inception, October 20, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants
New York, New York
August 10, 2010

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 December 31,
                                                                    2006
                                                                 ----------
ASSETS

CURRENT ASSETS
  Subscription receivable                                        $   20,000
                                                                 ----------

      TOTAL ASSETS                                               $   20,000
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $    6,114
  Shareholder loan payable                                           90,000
  Accrued interest - shareholder                                     10,800
                                                                 ----------
      TOTAL LIABILITIES                                             106,914
                                                                 ----------

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 40,000,000 shares issued and outstanding               4,000
  Additional paid-in capital                                         16,000
  Accumulated deficit during development stage                     (106,914)
                                                                 ----------
      TOTAL STOCKHOLDERS' DEFICIT                                   (86,914)
                                                                 ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   20,000
                                                                 ==========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                 From Inception
                                               (October 20, 2006)
                                                    through
                                                  December 31,
                                                      2006
                                                  ------------

REVENUES                                          $         --
                                                  ------------
EXPENSES
  General and administrative                             6,114
  Professional fees                                     90,000
                                                  ------------
      Total Expenses                                    96,114
                                                  ------------

NET OPERATING LOSS                                     (96,114)
                                                  ============

OTHER EXPENSE
  Interest expense                                     (10,800)
                                                  ------------
      Total Other Expense                              (10,800)
                                                  ------------

NET LOSS                                          $   (106,914)
                                                  ============

NET LOSS PER SHARE, BASIC AND DILUTED             $     (0.003)
                                                  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED                     40,000,000
                                                  ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           From Inception
                                                         (October 20, 2006)
                                                               through
                                                             December 31,
                                                                2006
                                                             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (106,914)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    Accounts payable                                             6,114
    Shareholder loan payable                                    90,000
    Accrued interest                                            10,800
                                                             ----------
           Net cash used in operating activities                     --
                                                             ----------

NET DECREASE IN CASH                                                 --

CASH, BEGINNING OF PERIOD                                            --
                                                             ----------

CASH, END OF PERIOD                                          $       --
                                                             ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $       --
                                                             ==========

  Income taxes paid                                          $       --
                                                             ==========

  Subscription receivable                                    $   20,000
                                                             ==========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                         Common Stock         Additional      During          Total
                                                    ---------------------      Paid-in      Development   Stockholders'
                                                    Shares           $         Capital         Stage         Deficit
                                                    ------         ----        -------         -----         -------
Balance, October 20, 2006 (Inception)                     --    $       --    $       --    $       --     $       --

Stock issued upon merger in accordance with
 Bankruptcy Court order ($.0005 per share)        40,000,000         4,000        16,000            --         20,000

Net loss for the year ended December 31, 2006             --            --            --      (106,914)      (106,914)
                                                  ----------    ----------    ----------    ----------     ----------

Balance, December 31, 2006                        40,000,000    $    4,000    $   16,000    $ (106,914)    $  (86,914)
                                                  ==========    ==========    ==========    ==========     ==========


                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Ludvik Capital, Inc. (hereinafter "the Company") was incorporated on October 20, 2006 under the laws of the State of Delaware for the purpose of becoming a successor corporation by merger with Patriot Advisors, Inc. and Templar Corporation, pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine in Case No. 04-20328 whereby Ludvik Capital, Inc is the continuing entity.

The Company's business plan consisted of investing in public and private companies, providing long term equity and debt investment capital to fund growth and acquisitions and recapitalizations of small and middle market companies in a variety of industries primarily located in the United States.

Since inception, the Company has had minimal operations and no revenues earned.

On April 5, 2010, the Company amended its articles of incorporation and changed its name to SavWatt USA, Inc.

SavWatt USA, Inc. ("SavWatt") business plan is to capitalize on the largely unaddressed commercial and consumer market for energy-efficient LED lighting by investing in product and corporate marketing. With public relations and advertising throughout the media, a recognized, popular consumer LED brand will be cultivated, spearheading and establishing a leading market share in the growing energy-efficient bulb sector during the next three to five years. SavWatt has the exclusive marketing rights in the United States to sell LED street lighting for Unilumin (www.unilumin.com).

The Company is a development stage enterprise.

The Company's year end is December 31.

The Company's corporate headquarters were originally located in Virginia but are currently located in New York City.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the accompanying financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


DEVELOPMENT STAGE ACTIVITIES
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $106,914 for the period from inception, October 20, 2006 through December 31, 2006. In addition, the Company had an accumulated deficit of $106,914 at December 31, 2006. Since its inception, the Company has not generated any revenues and has minimal cash resources.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capita by implementing its business plan in Led lighting and expects to generate sufficient revenue by the fourth quarter of 2010 with a positive cash flow. Until then, the Company the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

The Company has minimal operating costs and expenses at the present time due to its limited business activities. The Company, however, will be required to raise additional capital over the next twelve months to meet its current administrative expenses, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities and/or loans from its directors. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The accompanying financial statements have been prepared, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006.

REVENUE RECOGNITION
Revenue is recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured. The Company has not earned any revenue since inception.

USE OF ESTIMATES
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

PROVISION FOR TAXES
Income taxes are provided based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard to allow recognition of such an asset.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive.

The average number of common shares outstanding for the year ended December 31, 2006 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

STOCK BASED COMPENSATION - The Company accounts for stock based compensation transactions with employees under the provisions of ASC Topic No. 718, "Compensation, Stock Compensation" ("Topic No. 718"). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company's equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006 subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, "Equity-Based Payments to Non-Employees" ("Topic No. 505-50"). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

FORWARD STOCK SPLIT
All references to the Company's outstanding shares, and options, have been adjusted to give effect to the 2 for 1 forward stock split effective August 17, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY
The  Financial   Accounting  Standards  Board's  ("FASB")  Accounting  Standards
Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB's officially recognized source of authoritative U.S. generally accepted accounting principles ("GAAP") applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF") and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-08--Technical Corrections to Various Topics. This update's purpose is to eliminate GAAP inconsistencies, update outdated provisions, and provide needed clarifications. The adoption of ASU No. 2010-08 will not have a material impact on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

     Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

     Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2006.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2006, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

In addition, the Financial Accounting Standards Board ("FASB") issued, "The Fair Value Option for Financial Assets and Financial Liabilities," effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments

NOTE 4 - INCOME TAXES

At December 31, 2006, the Company had a deferred tax asset of approximately $41,000, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2006 are as follows:

                                                           December 31,
                                                              2006
                                                            --------

           Deferred tax asset-net operating losses          $  7,000
           Accrued compensation                               34,000
           Deferred tax asset valuation allowance            (41,000)
                                                            --------

           Net deferred tax asset                           $     --
                                                            ========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                                          December 31,
                                                              2006
                                                            --------

        Expected Federal tax  (benefit)                     $(36,000)
        Expected State tax (benefit), net of federal          (4,000)
        Permanent differences                                     --
        Change in valuation allowance                         40,000
                                                            --------

        Effective tax rate                                  $     --
                                                            ========

At December 31, 2006, the Company had a net operating loss carry forwards of $107,000 which expires in the year 2026.

NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS

On December 14th 2006, the Company entered into an Advisory Agreement with Ludvik Nominees Pty Ltd (a Company 100% owned by Frank Kristan) for services to be rendered which were payable based on 3% assets under management and 20% of net profits of Ludvik Capital. The term of the agreement was approximately 11 years, maturing on December 31, 2017.

Frank Kristan served as President and Chief Executive Officer of the Company from inception, October 20, 2006 through March 31, 2010 and is also the President of Ludvik Nominees Pty Ltd.

On March 31, 2010 the original 2006 agreement was terminated and a settlement agreement was created to resolve any outstanding obligations with respect to the 2006 agreement. In accordance with the settlement agreement both parties agreed that since advisory fees under the December 14th 2006 Agreement were based on the assets under management that had no value, the Advisor had the option to get paid a fee of $30,000 per month starting October 2006 including interest. Furthermore, the remaining principal balance plus accrued interest as of March 31, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

From the period from inception, October 20, 2006 through the termination of the original agreement, March 31, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250 (as described in detail in Note 7-Subsequent Events).

The parties agreed that following components made up the balance of the Secured Convertible Note as of March 31, 2010:

             Advisory Fees                             $ 1,290,000
             Accrued Interest                              727,417
             Payment for shares issued                    (484,250)
                                                       -----------

             Amount payable at March 31, 2010          $ 1,503,167
                                                       ===========


This note is payable on June 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share.

As of December 31, 2006 the Company has recorded an accrual for advisory fees and interest amounting to $90,000 and $10,800, respectively.

NOTE 6 - EQUITY TRANSACTIONS

On October 20, 2006, Ludvik Capital, Inc. was formed to be the successor corporation by merger of Patriot Advisors, Inc. and Templar Corporation.

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2006 the Company had 40,000,000 shares of common stock issued and outstanding.

Pursuant to a court order in the US bankruptcy court and December 12th Stock Purchase Agreement between the Company and Ludvik Nominees Pty Ltd, Patriot Advisors, Inc. and Templar Corporation merged with the Ludvik Capital, Inc, whereby the surviving corporation became the registrant, Ludvik Capital, Inc.

Ludvik Nominees Pty Ltd was issued 40,000,000 shares (post forward stock split), of which approximately 18 million shares of Ludvik common stock were issued to old creditors of Patriot Advisors and Templar Corp as payment for past outstanding services and approximately 22 million shares of Ludvik common stock were held by Ludvik Nominees Pty Ltd. for the initial capital of $20,000.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date, as of December 31, 2006 through July 31, 2010, the date which the financial statements were available to be issued.

On February 7, 2007 the United States Bankruptcy Court for the District of Maine entered an order confirming the December 12, 2006 agreement with the Debtor whereby, there were 40,000,000 (ppost forward stock split) unrestricted shares of the Company's Common Stock issued to creditors and plan participants (as disclosed in Note 6-Equity Transactions).

On June 19, 2007, the Company issued 24,196 common shares for the acquisition of CyberSentry. This investment was assessed to have no value.

On July 30, 2007, the Company issued 2,055,710 shares of common stock to unrelated parties, valued at $5.52 per share for $10,000 in services and an additional 11,340,000 was recorded as stock based compensation in the Company's statement of operations.

On August 17, 2007, the Company effected a 2:1 forward stock-split of its issued and outstanding common stock. The issued and outstanding share capital increased from 21,042,098 shares of common stock to 42,084,196 shares of common stock. All per share amounts have been retroactively restated to reflect the forward stock-split.

On October 1, 2007, the Company issued 4,325,000 shares of common stock at $1.01 per share, totaling $4,368,250, in which $64,875 was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd, and $4,303,375 was recorded as stock based compensation in the statement of operations.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2006


On October 3, 2007, the Company issued 10,000,000 shares of common stock at $1.01 per share, totaling $10,100,000 in which $150,000 was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd, and $9,950,000 was recorded as stock based compensation in the statement of operations.

On January 15, 2008, the Company issued 15,000,000 shares of common stock at $.52 per share, totaling $7,800,000 in which $225,000 was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd, and $7,575,000 was recorded as stock based compensation in the statement of operations.

On June 27, 2008, the Company issued 3,069,269 shares of common stock at $.40 per share, totaling $1,227,708 in which $44,375 was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd, and $1,181,669 was recorded as stock based compensation in the statement of operations.

On February 1, 2009, the Company issued 5,000,000 common shares to an unrelated party, valued at $.80 per share for $50,000 in services and an additional 350,001 was recorded as stock based compensation in the Company's statement of operations.

On March 31, 2010, Frank Kristan resigned as President and Director of the Company. At that time, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director.

On March 31, 2010, the Company terminated the advisory agreement with Ludvik Nominees Pty Ltd. The remaining principal balance plus accrued interest due to the Company's shareholders and advisors as of March 31, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

On April 5, 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc and increasing the authorized capital stock to 2,000,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock, par value $.0001 per share.

From the period, April 1, 2010 - July 31, 2010, the Company has funded SavWatt Industries, LLC, a related party $199,300 which is payable and due upon demand. Isaac H Sutton, The Company's President and Sole Director from March 31, 2010 until the present, is a 50% shareholder in SavWatt Industries, LLC.

During the Period of April 1, 2010 - July 31, 2010 the Company received short term funding from GoIP Global, Inc and Sutton Global Associates, Inc., which are also related parties. These companies are controlled by Isaac H. Sutton the Company's President and Sole Director. As of July 31, 2010 the Company owes these two companies $83,500.

From May 31, 2010 through July 30, 20102 the Company sold 29,000,000 Common Shares for $290,000.

As of June 30, 2010 accrued interest pertaining to the related party secured convertible note payable amounted to approximately $45,000. As of the date of the filing of this report, the Company has yet to make any payments against this debt and therefore, is currently in default.

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year, and may be renewed upon mutual agreement by the Company and the employee.