Form 10-Q
period 2007-03-31
SavWatt USA, Inc.
filed 2010-08-23
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               FOR THE TRANSITION FROM ____________ TO ___________

                        Commission File Number: 000-53807


                                SavWatt USA Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              27-2478133
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    6801 Eastern Avenue, Suite 203
          Baltimore, MD                                            21224
(Address of principal executive offices)                         (Zip code)

                                 (866) 641-3507
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 23, 2010, there were 108,475,175 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 3

Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006
 (Audited)................................................................... 3

Statements of Operations for the Three Months Ended March 31, 2007 and
 for the Period from October 20, 2006 (Inception) to
 December 31, 2006 (Unaudited)............................................... 4

Statements of Cash Flows for the Three Months Ended March 31, 2007,
 and for the Period from October 20, 2006 (Inception) to
 March 31, 2007 (Unaudited).................................................. 6

Notes to Financial Statements as of March 31, 2007 (Unaudited)............... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 17

Item 4. Controls and Procedures............................................. 17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 19

Item 1A. Risk Factors....................................................... 19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 19

Item 3.  Defaults Upon Senior Securities.................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders................ 19

Item 5.  Other Information.................................................. 19

Item 6.  Exhibits........................................................... 19

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 March 31,          December 31,
                                                                   2007                2006
                                                                 ---------           ---------
                                                                (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                           $   2,974           $      --
  Subscription receivable                                               --              20,000
                                                                 ---------           ---------

      TOTAL ASSETS                                               $   2,974           $  20,000
                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $      --           $   6,114
  Shareholder loan payable                                         176,898              90,000
  Accrued interest - shareholder                                    30,186              10,800
                                                                 ---------           ---------
      TOTAL LIABILITIES                                            207,084             106,914

STOCKHOLDERS' DEFICIT
  Common stock- $0.0001 par value, 100,000,000 shares
   authorized, 40,000,000 shares issued and outstanding              4,000               4,000
  Additional paid-in capital                                        16,000              16,000
  Accumulated deficit during development stage                    (224,110)           (106,914)
                                                                 ---------           ---------
      TOTAL STOCKHOLDERS' DEFICIT                                 (204,110)            (86,914)
                                                                 ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   2,974           $  20,000
                                                                 =========           =========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                        From Inception
                                                  Three Months        (October 20, 2006)
                                                     Ended                 through
                                                    March 31,              March 31,
                                                      2007                   2007
                                                  ------------           ------------
                                                   (Unaudited)            (Unaudited)
REVENUES                                          $         --           $         --

EXPENSES
  General and administrative                             5,320                 11,434
  Professional fees                                     92,500                182,500
  Stock based compensation                                  --                     --
                                                  ------------           ------------
      Total Expenses                                    97,820                193,934

LOSS FROM OPERATIONS                                   (97,820)              (193,934)

OTHER INCOME (EXPENSE)
  Interest income                                           10                     10
  Interest expense                                     (19,386)               (30,186)
                                                  ------------           ------------
      Total Other Income (Expense)                     (19,376)               (30,176)
                                                  ------------           ------------

NET LOSS                                          $   (117,196)          $   (224,110)
                                                  ============           ============

NET LOSS PER SHARE, BASIC AND DILUTED             $     (0.003)
                                                  ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED                     40,000,000
                                                  ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                              From Inception
                                                         Three Months       (October 20, 2006)
                                                            Ended                through
                                                           March 31,             March 31,
                                                             2007                  2007
                                                          ---------              ---------
                                                         (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(117,196)             $(224,110)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
    Accounts payable                                         (6,114)                    --
    Shareholder loan payable                                 86,898                176,898
    Accrued interest                                         19,386                 30,186
                                                          ---------              ---------
          Net cash used in operating activities             (17,026)               (17,026)
                                                          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     20,000                 20,000
                                                          ---------              ---------
          Net cash provided by financing activities          20,000                 20,000
                                                          ---------              ---------

NET DECREASE IN CASH                                          2,974                  2,974

CASH, BEGINNING OF PERIOD                                        --                     --
                                                          ---------              ---------

CASH, END OF PERIOD                                       $   2,974              $   2,974
                                                          =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $      --              $      --
                                                          =========              =========
  Income taxes paid                                       $      --              $      --
                                                          =========              =========
  Subscription receivable                                 $      --              $  20,000
                                                          =========              =========

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

The Company's year end is December 31.

The Company's corporate headquarters were originally located in Virginia but are currently located in Baltimore, MD.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $224,110 for the period from inception, October 20, 2006 through March 31, 2007. In addition, the Company had an accumulated deficit of $224,110 at March 31, 2007. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

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

Stock Based Compensation - The Company accounts for stock based compensation transactions with employees under the provisions of ASC Topic No. 718, "Compensation, Stock Compensation" ("Topic No. 718"). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company's equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2007 and December 31, 2006.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2007 and December 31, 2006, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

In addition, the Financial Accounting Standards Board ("FASB") issued, "The Fair Value Option for Financial Assets and Financial Liabilities," effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

NOTE 4 - INCOME TAXES

At March 31, 2007 and December 31, 2006 the Company had a deferred tax asset of approximately $85,000 and $41,000, respectively, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2007 and December 31, 2006 are as follows:

                                                  March 31,         December 31,
                                                    2007               2006
                                                  --------           --------
Deferred tax asset-net operating losses           $ 18,000           $  7,000
Accrued compensation                                67,000             34,000
Deferred tax asset valuation allowance             (85,000)           (41,000)
                                                  --------           --------
      Net deferred tax asset                      $     --           $     --
                                                  ========           ========

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                                  March 31,         December 31,
                                                    2007               2006
                                                  --------           --------
Expected Federal tax  (benefit)                   $(40,000)          $(36,000)
Expected State tax (benefit), net of federal        (5,000)            (4,000)
Permanent differences                                   --                 --
Change in valuation allowance                       45,000             40,000
                                                  --------           --------
Effective tax rate                                $     --           $     --
                                                  ========           ========

At March 31, 2007 and December 31, 2006, the Company had a net operating loss carry forward of $47,000 and $17,000, respectively, which expires in the year 2027 and 2026, respectively.

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

From the period from inception, October 20, 2006 through the termination of the original agreement, March 31, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250 (as described in detail in Note 6.

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
                                               ===========

This note is payable on June 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share.

The Company has recorded an accrual for advisory fees amounting to $16,898 and $90,000 and an interest accrual amounting to $30,186 and $10,800 for the periods ended March 31, 2007 and December 31, 2006 respectively.

NOTE 6 - EQUITY TRANSACTIONS FROM INCEPTION TO THE FILING DATE

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

NOTE 6 - EQUITY TRANSACTIONS FROM INCEPTION TO THE FILING DATE

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

NOTE 6 - EQUITY TRANSACTIONS FROM INCEPTION TO THE FILING DATE

From May 31, 2010 through July 30, 2010 the Company sold 29,000,000 Common Shares for $290,000.

NOTE 7 - SUBSEQUENT EVENTS

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

The Company has evaluated subsequent events from the balance sheet date through the date which these statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     CAUTIONARY FORWARD - LOOKING STATEMENT

     This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-Q for SavWatt USA, Inc., formerly known as Ludvik Capital, Inc. ("Company"), discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

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

     Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company's future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-Q, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

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

GENERAL

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

     Our prior management filed numerous Form 8-K Current Reports, but failed to file the requisite Annual Reports on Form 10-K for the fiscal years ended December 31, 2006, 2007, 2008 and 2009. In addition, our prior management failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September, 2007, for the quarters ended March 31, June 30 and September 30, 2008, for the quarters ended March 31, June 30 and September 30, 2009, and for the quarters ended March 31 and June 30, 2010.

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended March 31, 2007, and will be filing the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

     While this Form 10-Q contains narrative information about our Company that is current, this Form 10-Q contains unaudited financial statements for 2007, which are obviously outdated and do not present our current financial condition. THEREFORE, OUR SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE URGED TO READ OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 PRIOR TO MAKING AN INVESTMENT DECISION WITH RESPECT TO THE SHARES OF OUR COMMON STOCK.

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to March 31, 2007 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to March 31, 2007 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20, 2006.

FOR THE THREE MONTHS ENDED MARCH 31, 2007

     The Company's operations for the quarter ended March 31, 2007 consist of professional fees incurred in the amount of $92,500 and general administrative charges in the amount of $5,320.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO MARCH 31, 2007

     Expenses from inception consist of professional fees of $182,500 and general and administrative expenses consisting of organization and related expenses of $11,434.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, $20,000.

     We had minimal cash on hand as of March 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $117,196 for the three months ended March 31, 2007, and a working capital deficiency of $204,110 at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     We conducted an evaluation under the supervision and with the participation of our management, including David W. Keaveney, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of June 30, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and again as of March 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2006, and again as of March 31, 2007.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2007, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against The Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     See Notes 6 and 7 to the financial statements above for a description of unregistered sales of equity securities and use ofproceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED).

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit Index below for exhibits required by Item 601 of regulation
S-K.

                                  EXHIBIT INDEX

Exhibit                     Description
-------                     -----------

 3.1* Certificate of Incorporation filed with the Secretary of State of Delaware on October 20, 2006 (Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 2009).

 3.2* By-laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form 10 filed with the Commission on October 27, 2009).

14* Code of Ethics (Exhibit 14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006, filed with the Commission on August 16, 2010).

31.1**     Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**     Certification under Section 906 of Sarbanes-Oxley Act of 2002.

----------
*  Exhibits incorporated herein by reference.
** Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SavWatt USA, Inc.


Dated: August 23, 2010                     /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 23, 2010                     /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President, Chief Financial Officer
                                           and Director
                                           (Principal Executive Officer)
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)