Form 10-Q
period 2007-06-30
SavWatt USA, Inc.
filed 2010-08-23
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 3

Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006
 (Audited)................................................................... 3

Statements of Operations for the Six months ended June 30, 2007, and for the
 Period from October 20, 2006 (Inception) to June 30, 2007 (Unaudited)....... 4

Statements of Cash Flows for the Six Months Ended June 30, 2007, and for the Period from October 20, 2006 (Inception) to June 30, 2007 (Unaudited)... 5

Notes to Financial Statements as of June 30, 2007 (Unaudited)................ 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 16

Item 4. Controls and Procedures............................................. 16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 18

Item 1A. Risk Factors....................................................... 18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 18

Item 3.  Defaults Upon Senior Securities.................................... 18

Item 4.  Submission of Matters to a Vote of Security Holders................ 18

Item 5.  Other Information.................................................. 18

Item 6.  Exhibits........................................................... 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                June 30,           December 31,
                                                                  2007                2006
                                                                ---------           ---------
                                                               (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                          $      --           $      --
  Subscription receivable                                              --              20,000
                                                                ---------           ---------

      TOTAL ASSETS                                              $      --           $  20,000
                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                              $      --           $   6,114
  Shareholder loan payable                                        270,000              90,000
  Accrued interest - shareholder                                   49,572              10,800
                                                                ---------           ---------
      TOTAL LIABILITIES                                           319,572             106,914
                                                                ---------           ---------
STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 40,024,196 and 40,000,000 shares issued
   and outstanding, respectively                                    4,002               4,000
  Additional paid-in capital                                       15,998              16,000
  Accumulated deficit during development stage                   (339,572)           (106,914)
                                                                ---------           ---------
      TOTAL STOCKHOLDERS' DEFICIT                                (319,572)            (86,914)
                                                                ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $      --           $  20,000
                                                                =========           =========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                             From Inception
                                                Three Months            Six Months          (October 20, 2006)
                                                   Ended                  Ended                 through
                                                  June 30,               June 30,               June 30,
                                                    2007                   2007                   2007
                                                ------------           ------------           ------------
                                                 (Unaudited)            (Unaudited)            (Unaudited)
REVENUES                                        $         --           $         --           $         --
                                                ------------           ------------           ------------
EXPENSES
  General and administrative                           5,976                 11,296                 17,410
  Professional fees                                   90,100                182,600                272,600
  Stock based compensation                                --                     --                     --
                                                ------------           ------------           ------------
      Total Expenses                                  96,076                193,896                290,010
                                                ------------           ------------           ------------

LOSS FROM OPERATIONS                                 (96,076)              (193,896)              (290,010)
                                                ------------           ------------           ------------
OTHER INCOME (EXPENSE)
  Interest income                                         --                     10                     10
  Interest expense                                   (19,386)               (38,772)               (49,572)
                                                ------------           ------------           ------------
      Total Other Income (Expense)                   (19,386)               (38,762)               (49,562)
                                                ------------           ------------           ------------

NET LOSS                                        $   (115,462)          $   (232,658)          $   (339,572)
                                                ============           ============           ============

NET LOSS PER SHARE, BASIC AND DILUTED           $     (0.003)          $     (0.006)
                                                ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING, BASIC AND DILUTED            40,003,191             40,001,728
                                                ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                              From Inception
                                                             Six Months      (October 20, 2006)
                                                               Ended             through
                                                              June 30,           June 30,
                                                               2007                2007
                                                             ---------           ---------
                                                            (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(232,658)          $(339,572)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Changes in operating assets and liabilities:
    Accounts payable                                            (6,114)                 --
    Shareholder loan payable                                   180,000             270,000
    Accrued interest                                            38,772              49,572
                                                             ---------           ---------
          Net cash used in operating activities                (20,000)            (20,000)
                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loans                                   --                  --
  Repayment of shareholder loans                                    --                  --
  Proceeds from convertible note                                    --                  --
  Proceeds from issuance of common stock                        20,000              20,000
                                                             ---------           ---------
          Net cash provided by financing activities             20,000              20,000
                                                             ---------           ---------

NET DECREASE IN CASH                                                --                  --

CASH, BEGINNING OF PERIOD                                           --                  --
                                                             ---------           ---------
CASH, END OF PERIOD                                          $      --           $      --
                                                             =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $      --           $      --
                                                             =========           =========
  Income taxes paid                                          $      --           $      --

                                                             =========           =========
  Subscription receivable                                    $      --           $  20,000
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

The Company's year end is December 31.

The Company's corporate headquarters were originally located in Virginia but are currently located in Baltimore MD.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $339,572 for the period from inception, October 20, 2006 through June 30, 2007. In addition, the Company had an accumulated deficit of $339,572 at June 30, 2007. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and June 30, 2007, respectively.

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

The average number of common shares outstanding for the year ended December 31, 2006 and June 30, 2007 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2006 and June 30, 2007, respectively.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2007 and December 31, 2006, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

At June 30, 2007 and December 31, 2006 the Company had a deferred tax asset of approximately $129,000 and $41,000, respectively calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at June 30, 2007 and December 31, 2006 are as follows:

                                                 June 30,           December 31,
                                                   2007                2006
                                                ---------           ---------
Deferred tax asset-net operating losses         $  26,000           $   7,000
Accrued compensation                              103,000              34,000
Deferred tax asset valuation allowance           (129,000)            (41,000)
                                                ---------           ---------
  Net deferred tax asset                        $      --           $      --
                                                =========           =========

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                                 June 30,           December 31,
                                                   2007                2006
                                                 --------            --------
Expected Federal tax (benefit)                   $(79,000)           $(36,000)
Expected State tax (benefit), net of federal       (9,000)             (4,000)
Permanent differences                                  --                  --
Change in valuation allowance                      88,000              40,000
                                                 --------            --------
Effective tax rate                               $     --            $     --
                                                 ========            ========


At June 30, 2007 and December 31, 2006, the Company had a net operating loss carry forward of $69,000 and $17,000, respectively, which expire in the year 2027 and 2026, respectively.

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

The Company has recorded an accrual for advisory fees amounting to $270,000 and $90,000 and an interest accrual amounting to $49,572 and $10,800 for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.

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

On February 7, 2007 the United States Bankruptcy Court for the District of Maine entered an order confirming the December 12, 2006 agreement with the Debtor whereby, there were 40,000,000 (post forward stock split) unrestricted shares of the Company's Common Stock issued to creditors and plan participants .

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

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended June 30, 2007, and will be filing the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

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

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to June 30, 2007 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to June 30, 2007 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20, 2006.

FOR THE SIX MONTHS ENDED JUNE 30, 2007

     The Company's operations for the quarter ended June 30, 2007 consist of professional fees incurred in the amount of $182,600 and general administrative charges in the amount of $11,296.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO JUNE 30,2007.

     Expenses from inception consist of professional fees of $272,600 and general and administrative expenses consisting of organization and related expenses of $17,410.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, $20,000.

     We had minimal cash on hand as of June 30, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $232,658 for the six months ended June 30, 2007, and a working capital deficiency of $319,572 at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and again as of June 30, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2006, and again as of June 30, 2007.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2007, we did not make any changes in our internal controls over financial reporting.

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