Form 10-K
period 2007-12-31
SavWatt USA, Inc.
filed 2010-08-23
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non- accelerated filer [ ]                         Smaller reporting company [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2009) was approximately $537,028.

On August 23, 2010, 108,475,175 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
                                                                            ----

                                     PART I

Item 1.   Business                                                            4
Item 2.   Properties                                                          7
Item 3.   Legal Proceedings                                                   7
Item 4.   Submission of Matters to a Vote of Security Holders                 7

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters and
          Issuer Purchases of Equity Securities                               7
Item 6.   Selected Financial Data                                             9
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9
Item 8.   Financial Statements                                               10
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               10
Item 9A.  Controls and Procedures                                            10
Item 9B.  Other Information                                                  10

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons of
          the Registrant; Compliance with Section 16(a) of the Exchange Act  10
Item 11.  Executive Compensation                                             13
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    14
Item 13.  Certain Relationships and Related Transactions                     15
Item 14.  Principal Accounting Fees and Services                             15
Item 15.  Exhibits                                                           15

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

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and has previously filed the Form 10-K Annual Report for the Fiscal Year Ended December 31, 2006, and the Form 10-Q Quarterly Reports for 2007, Our management is filing this Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007, and will be filing the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

     While this Form 10-K contains certain narrative information about our Company that is current, this Form 10-K contains audited financial statements for 2006 and 2007 only, which are obviously outdated and do not present our current financial condition. THEREFORE, OUR SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE URGED TO READ OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009, AND OUR QUARTERLY REPORTS FOR THE PERIODS ENDED MARCH 31, 2010 AND JUNE 30, 2010, PRIOR TO MAKING AN INVESTMENT DECISION WITH RESPECT TO THE SHARES OF OUR COMMON STOCK.

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

PRODUCTION:

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

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

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

RESULTS OF OPERATIONS - AS OF DECEMBER 31, 2006 AND 2007

     There have been limited operations since inception until December 31, 2006. The Company was formed pursuant to a court order in the United States Bankruptcy Court, District of Maine in Case No. 04-20328. The Company had no operations and had $-0- in cash and cash equivalents as of December 31, 2006 and 2007. In 2007, the Company incurred expenses related to professional fees and consulting compensation to Ludvik Nominees Pty., Ltd. amounting to $11,297 and $372,600, respectively. In addition, the Company recorded stock based compensation amounting to approximately $25.5 million dollars as referred to in Note 6.

ITEM 8. FINANCIAL STATEMENTS.

     Our financial statements and supplementary data may be found beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     On June 2, 2010, the Company engaged Sherb & Co. LLP as its first certifying auditors. Sherb & Co. is located at 805 Third Avenue, New York, New York.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     Our prior management did not evaluate the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act as of the end of the period covered by this annual report.

(b) Changes in Internal Controls.

     Since the Company was incorporated in the fourth quarter of 2006, it is unlikely that the Company had implemented any internal controls during 2007 or that, if implemented, any changes were made to such controls.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

     The Company's directors and executive officers, and their ages as of August 16, 2010 are as follows:

   Name                   Period             Age          Position(s)
   ----                   ------             ---          -----------

Frank Kristan     10/20/2006 to 3/31/2010    51    Chairman of the Board of
                                                   Directors President and Chief
                                                   Executive Officer Secretary
                                                   and Treasurer.

Isaac H. Sutton   3/31/2010 to Present       56    Chairman of the Board of
                                                   Directors President and
                                                   Secretary.

Michael Haug      7/1/2010 to present        42    Chief Executive Officer.

MICHAEL F. HAUG, 42, CHIEF EXECUTIVE OFFICER

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

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

EMPLOYMENT CONTRACTS

     On July 1, 2010, the Company entered into an employment contract with Michael Haug, our Chief Executive Officer, for a one year term with a base salary of $84,000 per year. In addition, the Company agreed to issue 2,000,000 shares of common stock to Mr. Haug as a signing bonus and such shares at the end of the term of the agreement. These shares have not been issued to date. Mr. Haug will also be entitled to participate in the Company's health care and bonus plans when implemented which will be anticipated no later than December 31, 2010.

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

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. No one on the Company's management team was delinquent on such filings in 2007.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to Frank Kristan, who was the only officer or director of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                  Non-Equity
                                                                  Incentive    Nonqualified    All
Name and                                                            Plan        Deferred      Other
Principal                                   Stock       Option     Compen-       Compen-      Compen-
Position       Year   Salary     Bonus      Awards      Awards     sation        sation       sation       Totals
-----------    ----   ------     -----      ------      ------     ------        ------       ------       ------

Frank          2007    $ 0        $  0       $  0        $  0       $  0          $   0     $360,000(1)  $360,000(1)
Kristan,       2006    $ 0        $  0       $  0        $  0       $  0          $   0     $ 90,000(1)  $ 90,000(1)
President      2005    $ 0        $  0       $  0        $  0       $  0          $   0     $      0     $      0
and CEO

----------
(1) Represents consulting fees paid to Ludvik Nominees Pty. Ltd., a company owned and controlled by Mr. Kristan. In addition, the Company issued 14,325,000 shares to Ludvik Nominees Pty. Ltd. valued at $14,468,251 in which $214,875 was for repayment of advisory fees and $14,253,376 was recorded as stock based compensation.

STOCK OPTIONS AND WARRANTS

     There were no stock options or warrants outstanding on December 31, 2007.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2007.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2007.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made during fiscal 2007.

COMPENSATION OF DIRECTORS

     The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2007, the Company did not reprice any stock options.

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

                 Name and Address of           Amount and Nature of    Percent
Title of Class    Beneficial Owner             Beneficial Ownership    of Class
--------------    ----------------             --------------------    --------

Common Stock   Isaac H. Sutton (1)                 50,723,310            46.8%
               Sutton Global Associates, Inc.
               475 Park Ave South 30th FL
               New York, New York 10016

Common Stock   Frank Kristan (2)                    8,538,490             7.9%
               Ludvik Nominees Pty., Ltd
               1220 N Market Street
               Wilmington, DE 19901

Common Stock   Michael Haug                                0              0.00%
               6801 Eastern Ave.
               Suite 203
               Baltimore, Maryland 21224

Common Stock   The Expanse Enterprises, LLC (3)   12,000,000             11.60%
               an Illinois limited liability
               company
               918 Knollwood
               Buffalo Grove, IL 60089

Common Stock   BuzzBahn LLC (4)                   12,000,000             11.60%
               6800 Jericho Turnpike
               Syosset, NY 11791

Common Stock   All Executive Officers and         50,723,310             46.80%
               Directors as a Group (1 person)

----------
(1) Mr. Sutton has sole voting and dispositive power over these shares since he owns a majority of the common stock of Sutton Global Associates, Inc.
(2) Mr. Kristan is the controlling member of Lud,vik Nominees Pty., Ltd. and has sole voting and dispositive power over these shares.
(3) Ryan Goulding has sole voting and dispositive power over these shares as he has a controlling interest in The Expanse Enterprises, LLC an Illinois limited liability company.
(4) David Miller has sole voting and dispositive power over these shares as he is the managing member of BuzzBahn LLC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     On June 2, 2010, the Company engaged Sherb & Co. LLP, 805 Third Avenue, New York, New York as its certifying auditors to audit the Company's financial statements for the fiscal year ended December 31, 2007 and 2006. Prior to such engagement, the Company had not engaged a certifying audit firm.

      (1) Audit Fees. For the fiscal years ended December 31, 2007, the Company's auditors charged us $2,500 for services rendered for the audit of our annual financial statements.

     (2) Audit-Related Fees. For the fiscal year ended December 31, 2007, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1), above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice for the fiscal year ended December 31, 2007.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal year ended December 31, 2007; hence, there were no pre-approval policies or procedures in effect during such fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     See the Exhibts Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-B

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit                            Description
-------                            -----------
14*             Code of Business Conduct Ethics

21*             Subsidiaries of the Company

31.1** Certification of Principal Executive and Principal Officer Pursuant to 18 U.S.C. Section 1350

32.1**          906 Certification of Principal Executive and Financial Officer

----------
* Incorporated by reference to the Form 10-K filed with the Commission on August 17, 2010
**   Filed herewith

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of SavWatt USA, Inc. (f/k/a Ludvik Capital, Inc.

(A Development Stage Company):

We have audited the accompanying balance sheets of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. at December 31, 2007 and 2006, and the results of operations and cash flows from inception, October 20, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


                                                    /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
August 10, 2010

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 December 31,           December 31,
                                                                    2007                   2006
                                                                ------------           ------------
ASSETS

CURRENT ASSETS
  Cash                                                          $         --           $         --
  Subscription receivable                                                 --                 20,000
                                                                ------------           ------------

      TOTAL ASSETS                                              $         --           $     20,000
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                              $         --           $      6,114
  Shareholder loan payable                                           235,125                 90,000
  Accrued interest - shareholder                                      88,344                 10,800
                                                                ------------           ------------
      TOTAL LIABILITIES                                              323,469                106,914
                                                                ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 56,404,906 and 40,000,000 shares issued
   and outstanding, respectively                                       5,640                  4,000
  Additional paid-in capital                                      25,832,611                 16,000
  Accumulated deficit during development stage                   (26,161,720)              (106,914)
                                                                ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                   (323,469)               (86,914)
                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $         --           $     20,000
                                                                ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   From Inception
                                                     For The Year Ended           (October 20, 2006)
                                             --------------------------------          through
                                             December 31,        December 31,        December 31,
                                                2007                2006                2007
                                            ------------        ------------        ------------
REVENUES                                    $         --        $         --        $         --
                                            ------------        ------------        ------------
EXPENSES
  General and administrative                      11,297               6,114              17,411
  Professional fees                              372,600              90,000             462,600
  Stock based compensation                    25,593,375                  --          25,593,375
                                            ------------        ------------        ------------
      Total Expenses                          25,977,272              96,114          26,073,386
                                            ------------        ------------        ------------

LOSS FROM OPERATIONS                         (25,977,272)            (96,114)        (26,073,386)
                                            ------------        ------------        ------------
OTHER INCOME (EXPENSE)
  Interest income                                     10                  --                  10
  Interest expense                               (77,544)            (10,800)            (88,344)
                                            ------------        ------------        ------------

      Total Other Income (Expense)               (77,534)            (10,800)            (88,334)
                                            ------------        ------------        ------------

NET LOSS                                    $(26,054,806)       $   (106,914)       $(26,161,720)
                                            ============        ============        ============

NET LOSS PER SHARE, BASIC AND DILUTED       $     (0.586)       $     (0.003)
                                            ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED               44,439,900          40,000,000
                                            ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              From Inception
                                                                For The Year Ended           (October 20, 2006)
                                                        --------------------------------          through
                                                        December 31,        December 31,        December 31,
                                                           2007                2006                2007
                                                       ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(26,054,806)       $   (106,914)       $(26,161,720)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued upon merger                                    --                  --                  --
     Stock issued for services                               10,001                  --              10,001
     Stock based compensation                            25,593,375                  --          25,593,375
  Changes in operating assets and liabilities:
     Accounts payable                                        (6,114)              6,114                  --
     Shareholder loan payable                               360,000              90,000             450,000
     Accrued interest                                        77,544              10,800              88,344
                                                       ------------        ------------        ------------
          Net cash used in operating activities             (20,000)                 --             (20,000)
                                                       ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     20,000                  --              20,000
                                                       ------------        ------------        ------------
          Net cash provided by financing activities          20,000                  --              20,000
                                                       ------------        ------------        ------------

NET DECREASE IN CASH                                             --                  --                  --

CASH, BEGINNING OF PERIOD                                        --                  --                  --
                                                       ------------        ------------        ------------

CASH, END OF PERIOD                                    $         --        $         --        $         --
                                                       ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $         --        $         --        $         --
                                                       ============        ============        ============
  Income taxes paid                                    $         --        $         --        $         --
                                                       ============        ============        ============
  Stock issued for repayment of shareholder loan       $    214,875        $         --        $         --
                                                       ============        ============        ============
  Subscription receivable                              $         --        $     20,000        $     20,000
                                                       ============        ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                          Common Stock         Additional        During            Total
                                                     ---------------------      Paid-in        Development     Stockholders'
                                                     Shares           $         Capital           Stage           Deficit
                                                     ------         ----        -------           -----           -------
Balance, October 20, 2006 (Inception)                      --    $       --    $        --    $         --     $         --

Stock issued upon merger in accordance with
 Bankruptcy Court order ($.0005 per share)         40,000,000         4,000         16,000              --           20,000

Net loss for the year ended December 31, 2006              --            --             --        (106,914)        (106,914)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2006                         40,000,000    $    4,000    $    16,000    $   (106,914)    $    (86,914)



Stock issued in connection with acquisition            24,196             2             (2)             --               --

Stock issued for services ($5.52 per share)         2,055,710           205     11,349,795              --       11,350,000

Stock issued to retire debt - Shareholder loans
 ($1.01 per share)                                 14,325,000         1,433     14,466,818              --       14,468,251

Net loss for the year ended December 31, 2007              --            --             --     (26,054,806)     (26,054,806)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2007                         56,404,906    $    5,640    $25,832,611    $(26,161,720)    $   (323,469)
                                                   ==========    ==========    ===========    ============     ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $26,161,720 for the period from inception, October 20, 2006 through December 31, 2007. In addition, the Company had an accumulated deficit of $26,161,720 at December 31, 2007. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2007, respectively.

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

The average number of common shares outstanding for the year ended December 31, 2007 and 2006 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

Stock Based Compensation - The Company accounts for stock based compensation transactions with employees under the provisions of ASC Topic No. 718, "Compensation, Stock Compensation" ("Topic No. 718"). Topic No. 718 requires the

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 3 - FAIR VALUE MEASUREMENTS  (continued)

measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2006 and 2007, respectively.

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

At December 31, 2007 and December 31, 2006 the Company had a deferred tax asset of approximately $130,000 and $41,000, respectively calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2007 and December 31, 2006 are as follows:

                                               December 31,   December 31,
                                                  2007           2006
                                               ----------     ----------
Deferred tax asset-net operating losses        $   41,000     $    7,000
Accrued compensation                               89,000         34,000
Deferred tax asset valuation allowance           (130,000)       (41,000)
                                               ----------     ----------

Net deferred tax asset                         $       --     $       --
                                               ==========     ==========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 4 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                                December 31,     December 31,
                                                   2007             2006
                                               ------------     ------------
Expected Federal tax  (benefit)                $ (8,858,000)    $    (36,000)
Expected State tax (benefit), net of federal     (1,042,000)          (4,000)
Permanent differences                             9,810,000               --
Change in valuation allowance                        90,000           40,000
                                               ------------     ------------

Effective tax rate                             $         --     $         --
                                               ============     ============

At December 31, 2007 and December 31, 2006, the Company had a net operating loss carry forward of $108,000 and $17,000, respectively, which expire in the year 2027 and 2026, respectively.

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
                                                       ===========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS (continued)

This note is payable on June 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share.

The Company has recorded an accrual for advisory fees amounting to $235,125 and $90,000 and an interest accrual amounting to $88,344 and $10,800 for the years ended December 31, 2007 and 2006, respectively.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 6 - EQUITY TRANSACTIONS (continued)

On October 3, 2007, the Company issued 10,000,000 shares of common stock at $1.01 per share, totaling $10,100,000 in which $150,000 was for repayment of advisory fees payable to a related party, Ludvik Nominees Pty Ltd, and $9,950,000 was recorded as stock based compensation in the statement of operations.

As of December 31, 2007, the Company had 56,404,906 shares of common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date, as of December 31, 2007 through August 23, 2010, the date which the financial statements were available to be issued.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2007


NOTE 7 - SUBSEQUENT EVENTS (continued)

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