Form 10-Q
period 2008-03-31
SavWatt USA, Inc.
filed 2010-08-24
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 24, 2010 there were 108,475,175 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 3

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007
 (Audited)................................................................... 3

Statements of Operations for the Three months ended March 31, 2008 and 2007, and for the Period from October 20, 2006 (Inception) to
 March 31, 2008 (Unaudited).................................................. 4

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007,
 and for the Period from October 20, 2006 (Inception) to
 March 31, 2008 (Unaudited).................................................. 5

Notes to Financial Statements as of March 31, 2008 (Unaudited)............... 6

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

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  March 31,            December 31,
                                                                    2008                   2007
                                                                ------------           ------------
                                                                 (Unaudited)            (Audited)
ASSETS

      TOTAL ASSETS                                              $         --           $         --
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Shareholder loan payable                                      $    100,125           $    235,125
  Accrued interest - shareholder                                     127,420                 88,344
                                                                ------------           ------------
      TOTAL LIABILITIES                                              227,545                323,469
                                                                ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 71,404,906 and 56,404,906 shares issued
   and outstanding, respectively                                       7,140                  5,640
  Additional paid-in capital                                      33,631,111             25,832,611
  Accumulated deficit during development stage                   (33,865,796)           (26,161,720)
                                                                ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                   (227,545)              (323,469)
                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $         --           $         --
                                                                ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           From Inception
                                              Three Months           Three Months        (October 20, 2006)
                                                 Ended                  Ended                  through
                                                March 31,              March 31,              March 31,
                                                  2008                   2007                   2008
                                              ------------           ------------           ------------
                                               (Unaudited)            (Unaudited)            (Unaudited)
REVENUES                                      $         --           $         --           $         --
                                              ------------           ------------           ------------
EXPENSES
  General and administrative                            --                  5,320                 17,411
  Professional fees                                 90,000                 92,500                552,600
  Stock based compensation                       7,575,000                     --             33,168,375
                                              ------------           ------------           ------------
      Total Expenses                             7,665,000                 97,820             33,738,386
                                              ------------           ------------           ------------

LOSS FROM OPERATIONS                            (7,665,000)               (97,820)           (33,738,386)
                                              ------------           ------------           ------------
OTHER INCOME (EXPENSE)
  Interest income                                       --                     10                     10
  Interest expense                                 (39,076)               (19,386)              (127,420)
                                              ------------           ------------           ------------
      Total Other Income (Expense)                 (39,076)               (19,376)              (127,410)
                                              ------------           ------------           ------------

NET LOSS                                      $ (7,704,076)          $   (117,196)          $(33,865,796)
                                              ============           ============           ============

NET LOSS PER SHARE, BASIC AND DILUTED         $     (0.111)          $     (0.003)
                                              ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED                 69,097,214             40,000,000
                                              ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 From Inception
                                                        Three Months         Three Months      (October 20, 2006)
                                                           Ended                Ended                through
                                                          March 31,            March 31,            March 31,
                                                            2008                 2007                 2008
                                                        ------------         ------------         ------------
                                                         (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (7,704,076)        $   (117,196)        $(33,865,796)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                                    --                   --               10,001
     Stock based compensation                              7,575,000                   --           33,168,375
  Changes in operating assets and liabilities:
     Accounts payable                                             --               (6,114)                  --
     Shareholder loan payable                                 90,000               86,898              540,000
     Accrued interest                                         39,076               19,386              127,420
                                                        ------------         ------------         ------------
          Net cash used in operating activities                   --              (17,026)             (20,000)
                                                        ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loans                                 --                   --                   --
  Repayment of shareholder loans                                  --                   --                   --
  Proceeds from convertible note                                  --                   --                   --
  Proceeds from issuance of common stock                          --               20,000               20,000
                                                        ------------         ------------         ------------
          Net cash provided by financing activities               --               20,000               20,000
                                                        ------------         ------------         ------------

NET DECREASE IN CASH                                              --                2,974                   --

CASH, BEGINNING OF PERIOD                                         --                   --                   --
                                                        ------------         ------------         ------------
                                                        $         --         $      2,974         $         --
                                                        ============         ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $         --         $         --         $         --
                                                        ============         ============         ============
  Income taxes paid                                     $         --         $         --         $         --
                                                        ============         ============         ============
  Stock issued for repayment of shareholder loan        $    225,000         $         --         $    439,875
                                                        ============         ============         ============
  Subscription receivable                               $         --         $     20,000         $     20,000
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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $33,865,796 for the period from inception, October 20, 2006 through March 31, 2008. In addition, the Company had an accumulated deficit of $33,865,796 at March 31, 2008. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and December 31, 2007.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2008 and December 31, 2007.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2008 and December 31, 2007, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

At March 31, 2008 and December 31, 2007 the Company had a deferred tax asset of approximately $94,000 and $130,000, respectively, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at March 31, 2008 and December 31, 2007 are as follows:

                                                March 31,        December 31,
                                                  2008              2007
                                               ----------        ----------
Deferred tax asset-net operating losses        $   56,000        $   41,000
Accrued compensation                               38,000            89,000
Deferred tax asset valuation allowance            (94,000)         (130,000)
                                               ----------        ----------
Net deferred tax asset                         $       --        $       --
                                               ==========        ==========

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                                 March 31,      December 31,
                                                   2008            2007
                                               ------------    ------------
Expected Federal tax  (benefit)                $(2,620,000)    $ (8,858,000)
Expected State tax (benefit), net of federal      (308,000)      (1,042,000)
Permanent differences                            2,964,000        9,810,000
Change in valuation allowance                      (36,000)          90,000
                                               ------------    ------------
Effective tax rate                             $        --     $ (8,858,000)
                                               ============    ============


At March 31, 2008 and December 31, 2007, the Company had a net operating loss carry forward of $147,000 and $108,000, respectively, which expires in the year 2028 and 2027, respectively.

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

From the period from inception, October 20, 2006 through the termination of the original agreement, March 31, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250 (as described in detail in Note 6).

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

The Company has recorded an accrual for advisory fees amounting to $100,125 and $235,125 and an interest accrual amounting to $127,420 and $88,344 for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

NOTE 6 - EQUITY TRANSACTIONS FROM INCEPTION TO THE FIING DATE

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

From May 31, 2010 through July 30, 2010 the Company sold 29,000,000 Common Shares for $290,000.

NOTE 7 - SUBSEQUENT EVENTS

On March 31, 2010, Frank Kristan resigned as President and Director of the Company. At that time, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director

On March 31, 2010, the Company terminated the advisory agreement with Ludvik Nominees Pty Ltd. The remaining principal balance plus accrued interest due to the Company's shareholders and advisors as of March 31, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

During the period, April 1, 2010 - July 31, 2010, the Company has funded SavWatt Industries, LLC, a related party $199,300 which is payable and due upon demand. Isaac H Sutton, The Company's President and Sole Director from March 31, 2010 until the present, is a 50% shareholder in SavWatt Industries, LLC.

During the Period of April 1, 2010 - July 31, 2010 the Company received short term funding from GoIP Global, Inc and Sutton Global Associates, Inc., which are also related parties. These companies are controlled by Isaac H. Sutton the Company's President and Sole Director. As of July 31, 2010 the Company owes these two companies $83,500.

As of June 30, 2010 accrued interest pertaining to the related party secured convertible note payable amounted to approximately $45,000. As of the date of the filing of this report, the Company has yet to make any payments against this debt and therefore, is currently in default

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year, and may be renewed upon mutual agreement by the Company and the employee

The Company has evaluated subsequent events from the balance sheet date through, the date which the financial statements were to be issued.

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

     Our prior management filed numerous Form 8-K Current Reports, but failed to file the requisite Annual Reports on Form 10-K for the fiscal years ended December 31, 2007, 2007, 2008 and 2009. In addition, our prior management failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007, for the quarters ended March 31, June 30 and September 30, 2008, for the quarters ended March 31, June 30 and September 30, 2009, and for the quarters ended March 31 and June 30, 2010.

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended March 31, 2008, and will be filing the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

     While this Form 10-Q contains narrative information about our Company that is current, this Form 10-Q contains unaudited financial statements for 2007, which are obviously outdated and do not present our current financial condition. THEREFORE, OUR SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE URGED TO READ OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 PRIOR TO MAKING AN INVESTMENT DECISION WITH RESPECT TO THE SHARES OF OUR COMMON STOCK.

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to March 31, 2008 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to March 31, 2008 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20, 2006.

FOR THE THREE MONTHS ENDED MARCH 31, 2008

     The Company's operations for the quarter ended March 31, 2008 consist of professional fees incurred in the amount of $90,000, stock based compensation amounting to $7,575,000 and general administrative charges in the amount of $0.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO MARCH 31,2008.

     Expenses from inception consist of professional fees of $552,600 and general and administrative expenses consisting of organization and related expenses of $17,411 and $33,168,375 related stock based compensation, (refer to Note 6 of the Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, $20,000.

     We had minimal cash on hand as of March 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $7,704,076 for the three months ended March 31, 2008, and a working capital deficiency of $33,865,796 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and again as of March 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2006, and again as of March 31, 2008.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2008, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against The Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

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



                                      SavWatt USA, Inc.


Dated: August 24, 2010                /s/ Isaac H. Sutton
                                      ------------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  August 24, 2010               /s/  Isaac H. Sutton
                                      ------------------------------------------
                                      By: Isaac H. Sutton
                                      Its: President, Chief Financial Officer
                                           and Director (Principal Executive
                                           Officer) (Principal Financial
                                           Officer and Principal Officer)