Form 10-K
period 2008-12-31
SavWatt USA, Inc.
filed 2010-08-24
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2008

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

On August 24, 2010, 108,475,175 shares of the Registrant's common stock were outstanding.

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

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and has previously filed the Form 10-K Annual Report for the Fiscal Years Ended December 31, 2006 and 2007, and the Form 10-Q Quarterly Reports for 2007 and 2008. Our management is filing this Form 10-K Annual Report for the Fiscal Year Ended December 31, 2008, and will be filing the Form 10-K Annual Report for the Fiscal Year Ended December 31, 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

     While this Form 10-K contains certain narrative information about our Company that is current, this Form 10-K contains audited financial statements for 2007 and 2008 only, which are obviously outdated and do not present our current financial condition. THEREFORE, OUR SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE URGED TO READ OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009, AND OUR QUARTERLY REPORTS FOR THE PERIODS ENDED MARCH 31, 2010 AND JUNE 30, 2010, PRIOR TO MAKING AN INVESTMENT DECISION WITH RESPECT TO THE SHARES OF OUR COMMON STOCK.

                                     PART I

ITEM 1. BUSINESS.

HISTORY

     SavWatt USA, Inc.  ("Company")  was  incorporated  in the State of Delaware under the name of "Ludvik Capital, Inc." on October 20, 2006. Our name was changed to SavWatt USA, Inc. on April 5, 2010. The Company was originally formed for the purpose of becoming a successor and survivor corporation by merger with Patriot Advisors, Inc. and Templar Corporation pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine, Case No. 04-20328. The Company's prior business plan was to make investments in public and private companies by providing long-term debt and equity investment capital to fund the growth, acquisitions and recapitalizations of small and middle-market companies in a variety of industries, primarily located in the Untied States. Our prior management was not successful in carrying out its business plan.

CURRENT BUSINESS

     The Company underwent a change in control on March 31, 2010, when Sutton Global Associates, Inc. acquired approximately 50,723,310 shares or 46.8% of our common stock. Sutton Global Associates, Inc. is controlled by our President, Isaac H. Sutton. Under the guidance of Mr. Sutton, the Company adopted a new business plan to capitalize on the largely unaddressed commercial and consumer market for energy-efficient Light Emitting Diode ("LED") lighting by investing in product and corporate marketing. With public relations and advertising throughout the media, a recognized, popular consumer LED brand will be cultivated, spearheading and establishing a leading market share in the growing energy-efficient light bulb sector during the next three to five years. We have the exclusive marketing rights in the United States to sell LED street lighting for Unilumin, a Chinese company (www.unilumin.com).

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

EMPLOYEES

     We currently have two full-time employees, including Michael Haug, our Chief Executive Officer. We also have seven part-time consultants, including Isaac H. Sutton, our President. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company is not aware of any matters having been submitted to a vote of security holders prior to March 31, 2010. On March 31, 2010, the holders of a majority of our voting securities, acting by written consent, approved the changing of our name to SavWatt USA, Inc. and increasing our authorized common stock to 2,000,000,000 shares, $.0001 par value, and increasing our authorized preferred stock to 200,000,000 shares, $.0001 par value.

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

HOLDERS

     As of August 24, 2010, there were approximately 125 shareholders of record of the Company's Common Stock.

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

RESULTS OF OPERATIONS - AS OF DECEMBER 31, 2008 AND 2007

     There have been limited operations since inception until December 31, 2006. The Company was formed pursuant to a court order in the United States Bankruptcy Court, District of Maine in Case No. 04-20328. The Company had no operations and had $-0- in cash and cash equivalents as of December 31, 2006, 2007 and 2008. In 2007 and 2008, the Company incurred expenses related to professional fees and consulting compensation to Ludvik Nominees Pty., Ltd., a company controlled by our then President, Frank Kirstan.

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

 (b) Changes in Internal Controls.

     Since the Company was incorporated in the fourth quarter of 2006, it is unlikely that the Company had implemented any internal controls during 2007 and 2008 or that, if implemented, any changes were made to such controls.

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

EMPLOYMENT CONTRACTS

     On July 1, 2010, the Company entered into an employment contract with Michael Haug, our Chief Executive Officer, for a one year term with a base salary of $84,000 per year. In addition, the Company agreed to issue 2,000,000 shares of common stock to Mr. Haug as a signing bonus and such shares vest at the end of the term of the agreement and have not been issued to date. Mr. Haug will also be entitled to participate in the Company's health care and bonus plans when implemented but not later than December 31, 2010.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

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

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. No one on the Company's management team was delinquent on such filings in 2008.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to Frank Kristan, who was the only officer or director of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                  Non-Equity
                                                                  Incentive    Nonqualified    All
Name and                                                            Plan        Deferred      Other
Principal                                   Stock       Option     Compen-       Compen-      Compen-
Position       Year   Salary     Bonus      Awards      Awards     sation        sation       sation(1)    Totals(1)
-----------    ----   ------     -----      ------      ------     ------        ------       ---------    ---------

Frank          2008    $ 0        $  0       $  0        $  0       $  0          $   0      $360,000(1)   $360,000(1)
Kristan,       2007    $ 0        $  0       $  0        $  0       $  0          $   0      $360,000(1)   $360,000(1)
President      2006    $ 0        $  0       $  0        $  0       $  0          $   0      $ 90,000(1)   $ 90,000(1)
and CEO

----------
(1) Represents consulting fees paid to Ludvik Nominees Pty. Ltd., a company owned and controlled by Mr. Kristan. For the year ended December 31, 2008 and 2007, respectively, the Company issued 18,069,269 and 14,325,000 shares to Ludvik Nominees Pty. Ltd. valued at $9,027,708 and $14,468,251, in which $269,375 and $214,875 was for repayment of advisory fees and $8,756,669 and $14,253,376 was recorded as stock based compensation.

STOCK OPTIONS AND WARRANTS

     There were no stock options or warrants outstanding on December 31, 2008.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2008.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2008.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made during fiscal 2008.

COMPENSATION OF DIRECTORS

     The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2008, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding beneficial ownership of the Company's capital stock as of August 24, 2010 by (i) each person who is known by the Company to beneficially own more than five percent of any class of the Company's capital stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     On June 2, 2010, the Company engaged Sherb & Co. LLP, 805 Third Avenue, New York, New York as its certifying auditors to audit the Company's financial statements for the fiscal years ended December 31, 2009, 2008, 2007 and 2006. Prior to such engagement, the Company had not engaged a certifying audit firm.

     (1) Audit Fees. For the fiscal year ended December 31, 2008, the Company's auditors charged us $2,500 for services rendered for the audit of our annual financial statements.

     (2) Audit-Related Fees. For the fiscal year ended December 31, 2008, the Company's auditors charged us approximately $1,700 for services rendered for the review of our quarterly financial statements.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice for the fiscal year ended December 31, 2008.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal year ended December 31, 2008; hence, there were no pre-approval policies or procedures in effect during such fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     See the Exhibts Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

Exhibit                            Description
-------                            -----------
14*             Code of Business Conduct Ethics

21*             Subsidiaries of the Company

31.1** Certification of Principal Executive and Principal Officer Pursuant to 18 U.S.C. Section 1350

32.1**          906 Certification of Principal Executive and Financial Officer

----------
* Exhibits incorporated herein by reference to Company's Form 10-K for the fiscal Year Ended December 31, 2006, filed with the Commission on August 17, 2010.
**   Filed herewith

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of SavWatt USA, Inc.
(f/k/a Ludvik Capital, Inc.
(A Development Stage Company):

We have audited the accompanying balance sheets of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. at December 31, 2008 and 2007, and the results of operations and cash flows from inception, October 20, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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


                                                            /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants
New York, New York
August 10, 2010

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 December 31,           December 31,
                                                                    2008                   2007
                                                                ------------           ------------
ASSETS

      TOTAL ASSETS                                              $         --           $         --
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Shareholder loan payable                                      $    325,750           $    235,125
  Accrued interest - shareholder                                     244,646                 88,344
                                                                ------------           ------------

      TOTAL LIABILITIES                                              570,396                323,469
                                                                ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 74,474,175 and 56,404,906 shares issued
   and outstanding, respectively                                       7,447                  5,640
  Additional paid-in capital                                      34,856,847             25,832,611
  Accumulated deficit during development stage                   (35,434,690)           (26,161,720)
                                                                ------------           ------------

      TOTAL STOCKHOLDERS' DEFICIT                                   (570,396)              (323,469)
                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $         --           $         --
                                                                ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                   From Inception
                                                     For The Year Ended           (October 20, 2006)
                                             --------------------------------          through
                                             December 31,        December 31,        December 31,
                                                2008                2007                2008
                                            ------------        ------------        ------------
REVENUES                                    $         --        $         --        $         --
                                            ------------        ------------        ------------
EXPENSES
  General and administrative                          --              11,297              17,411
  Professional fees                              360,000             372,600             822,600
  Stock based compensation                     8,756,668          25,593,375          34,350,043
                                            ------------        ------------        ------------
      Total Expenses                           9,116,668          25,977,272          35,190,054
                                            ------------        ------------        ------------

LOSS FROM OPERATIONS                          (9,116,668)        (25,977,272)        (35,190,054)
                                            ------------        ------------        ------------

OTHER INCOME (EXPENSE)
  Interest income                                     --                  10                  10
  Interest expense                              (156,302)            (77,544)           (244,646)
                                            ------------        ------------        ------------
      Total Other Income (Expense)              (156,302)            (77,534)           (244,636)
                                            ------------        ------------        ------------

NET LOSS                                    $ (9,272,970)       $(26,054,806)       $(35,434,690)
                                            ============        ============        ============

NET LOSS PER SHARE, BASIC AND DILUTED       $     (0.128)       $     (0.586)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED               72,402,038          44,439,900
                                            ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              From Inception
                                                                For The Year Ended           (October 20, 2006)
                                                        --------------------------------          through
                                                        December 31,        December 31,        December 31,
                                                           2008                2007                2008
                                                       ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (9,272,970)       $(26,054,806)       $(35,434,690)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                                   --              10,001              10,001
     Stock based compensation                             8,756,668          25,593,375          34,350,043
  Changes in operating assets and liabilities:
     Accounts payable                                            --              (6,114)                 --
     Shareholder loan payable                               360,000             360,000             810,000
     Accrued interest                                       156,302              77,544             244,646
                                                       ------------        ------------        ------------
         Net cash used in operating activities                   --             (20,000)            (20,000)
                                                       ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         --              20,000              20,000
                                                       ------------        ------------        ------------
         Net cash provided by financing activities               --              20,000              20,000
                                                       ------------        ------------        ------------

NET DECREASE IN CASH                                             --                  --                  --

CASH, BEGINNING OF PERIOD                                        --                  --                  --
                                                       ------------        ------------        ------------

CASH, END OF PERIOD                                    $         --        $         --        $         --
                                                       ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $         --        $         --        $         --
                                                       ============        ============        ============
  Income taxes paid                                    $         --        $         --        $         --
                                                       ============        ============        ============
  Stock issued for repayment of shareholder loan       $    269,375        $         --        $    484,250
                                                       ============        ============        ============
  Subscription receivable                              $         --        $     20,000        $     20,000
                                                       ============        ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                          Common Stock         Additional        During            Total
                                                     ---------------------      Paid-in        Development     Stockholders'
                                                     Shares           $         Capital           Stage           Deficit
                                                     ------         ----        -------           -----           -------
Balance, October 20, 2006 (Inception)                      --    $       --    $        --    $         --     $         --

Stock issued upon merger in accordance with
 Bankruptcy Court order ($.0005 per share)         40,000,000         4,000         16,000              --           20,000

Net loss for the year ended December 31, 2006              --            --             --        (106,914)        (106,914)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2006                         40,000,000    $    4,000    $    16,000    $   (106,914)    $    (86,914)

Stock issued in connection with acquisition            24,196             2             (2)             --               --

Stock issued for services ($5.52 per share)         2,055,710           205     11,349,795              --       11,350,000

Stock issued to retire debt - Shareholder loans
 ($1.01 per share)                                 14,325,000         1,433     14,466,818              --       14,468,251

Net loss for the year ended December 31, 2007              --            --             --     (26,054,806)     (26,054,806)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2007                         56,404,906    $    5,640    $25,832,611    $(26,161,720)    $   (323,469)

Stock issued to retire debt - Shareholder loans
($.52 per share and $.40 per share)                18,069,269         1,807      9,024,236              --        9,026,043

Net loss for the year ended December 31, 2008              --            --             --      (9,272,970)      (9,272,970)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2008                         74,474,175    $    7,447    $34,856,847    $(35,434,690)    $  (570,396)
                                                   ==========    ==========    ===========    ============     ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $35,434,690 for the period from inception, October 20, 2006 through December 31, 2008. In addition, the Company had an accumulated deficit of $35,434,690 at December 31, 2008. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007, respectively.

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

The average number of common shares outstanding for the years ended December 31, 2008 and 2007, respectively has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

Stock Based Compensation - The Company accounts for stock based compensation transactions with employees under the provisions of ASC Topic No. 718, "Compensation, Stock Compensation" ("Topic No. 718"). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company's equity instruments are estimated using a

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


NOTE 3 - FAIR VALUE MEASUREMENTS (continued)

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2008 and 2007, respectively.

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

At December 31, 2008 and December 31, 2007 the Company had a deferred tax asset of approximately $224,000 and $130,000, respectively, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2008 and December 31, 2007 are as follows:
                                             December 31,         December 31,
                                                2008                 2007
                                             ----------           ----------
Deferred tax asset-net operating losses      $  100,000           $   41,000
Accrued compensation                            124,000               89,000
Deferred tax asset valuation allowance         (224,000)            (130,000)
                                             ----------           ----------
Net deferred tax asset                       $       --           $       --
                                             ==========           ==========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


NOTE 4 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:
                                                December 31,      December 31,
                                                   2008              2007
                                               ------------      ------------
Expected Federal tax  (benefit)                $ (3,153,000)     $ (8,858,000)
Expected State tax (benefit), net of federal       (371,000)       (1,042,000)
Permanent differences                             3,430,000         9,810,000
Change in valuation allowance                        94,000            90,000
                                               ------------      ------------
Effective tax rate                             $         --      $         --
                                               ============      ============

At December 31, 2008 and December 31, 2007, the Company had a net operating loss carry forward of $264,000 and $108,000, respectively, which expires in the year 2028 and 2027, respectively.

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
                                                       ===========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS (continued)

This note is payable on June 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share.

The Company has recorded an accrual for advisory fees amounting to $325,750 and $235,125 and an interest accrual amounting to $244,646 and $88,344 for the years ended December 31, 2008 and 2007, respectively.


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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


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

As of December 31, 2008, the Company has 74,474,175 shares of common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date, as of December 31, 2008 through August 24, 2010, the date which the financial statements were available to be issued.

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

On March 31, 2010, the Company terminated the advisory agreement with Ludvik Nominees Pty Ltd. The remaining principal balance plus accrued interest due to the Company's shareholders and advisors as of March 31, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.
..
On April 5, 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc and increasing the authorized capital stock to 2,000,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock, par value $.0001 per share.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
           From Inception, October 20, 2006 through December 31, 2008


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