Form 10-Q
period 2009-09-30
SavWatt USA, Inc.
filed 2010-08-25
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 2009
                                       or

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

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 3

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008
 (Audited)................................................................... 3

Statements of Operations for the Three and Nine months ended
 September 30, 2009 and 2008, and for the Period from October 20, 2006
 (Inception) to September 30, 2009 (Unaudited)............................... 4

Statements of Cash Flows for the Nine Months Ended September 30, 2009,
 and 2008, and for the Period from October 20, 2006 (Inception) to
 September 30, 2009 (Unaudited).............................................. 5

Notes to Financial Statements as of September 30, 2009 (Unaudited)........... 6

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

SIGNATURES.................................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                September 30,          December 31,
                                                                    2009                   2008
                                                                ------------           ------------
                                                                 (Unaudited)            (Audited)
ASSETS

      TOTAL ASSETS                                              $         --           $         --
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Shareholder loan payable                                      $    595,750           $    325,750
  Accrued interest - shareholder                                     382,973                244,646
                                                                ------------           ------------
      TOTAL LIABILITIES                                              978,723                570,396
                                                                ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 79,474,175 and 74,474,175 shares issued
   and outstanding, respectively                                       7,947                  7,447
  Additional paid-in capital                                      35,256,348             34,856,847
  Accumulated deficit during development stage                   (36,243,018)           (35,434,690)
                                                                ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                   (978,723)              (570,396)
                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $         --           $         --
                                                                ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           From Inception
                                                Three Months Ended               Nine months ended       (October 20, 2006)
                                          -----------------------------    -----------------------------      through
                                          September 30,   September 30,    September 30,   September 30,    September 30,
                                              2009            2008             2009            2008             2009
                                          ------------    ------------     ------------    ------------     ------------
                                           (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
REVENUES                                  $         --    $         --     $         --    $         --     $         --
                                          ------------    ------------     ------------    ------------     ------------
EXPENSES
  General and administrative                        --              --               --              --           17,411
  Professional fees                             90,000          90,000          320,000         270,000        1,142,600
  Stock based compensation                          --              --          350,001       8,756,668       34,700,044
                                          ------------    ------------     ------------    ------------     ------------
      Total Expenses                            90,000          90,000          670,001       9,026,668       35,860,055
                                          ------------    ------------     ------------    ------------     ------------

LOSS FROM OPERATIONS                           (90,000)        (90,000)        (670,001)     (9,026,668)     (35,860,055)
                                          ------------    ------------     ------------    ------------     ------------
OTHER INCOME (EXPENSE)
  Interest income                                   --              --               --              --               10
  Interest expense                             (46,109)        (39,075)        (138,327)       (117,226)        (382,973)
                                          ------------    ------------     ------------    ------------     ------------
      Total Other Income (Expense)             (46,109)        (39,075)        (138,327)       (117,226)        (382,963)
                                          ------------    ------------     ------------    ------------     ------------

NET LOSS                                  $   (136,109)   $   (129,075)    $   (808,328)   $ (9,143,894)    $(36,243,018)
                                          ============    ============     ============    ============     ============

NET LOSS PER SHARE, BASIC AND DILUTED     $     (0.002)   $     (0.002)    $     (0.010)   $     (0.128)
                                          ============    ============     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING, BASIC AND DILUTED      79,474,175      74,474,175       78,908,482      71,713,847
                                          ============    ============     ============    ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     From Inception
                                                                  Nine Months Ended                (October 20, 2006)
                                                        ------------------------------------            through
                                                        September 30,          September 30,          September 30,
                                                            2009                   2008                   2009
                                                        ------------           ------------           ------------
                                                         (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (808,328)          $ (9,143,894)          $(36,243,018)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                                50,000                     --                 60,001
     Stock based compensation                                350,001              8,756,668             34,700,044
  Changes in operating assets and liabilities:
     Accounts payable                                             --                     --                     --
     Shareholder loan payable                                270,000                270,000              1,080,000
     Accrued interest                                        138,327                117,226                382,973
                                                        ------------           ------------           ------------
          Net cash used in operating activities                   --                     --                (20,000)
                                                        ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          --                     --                 20,000
                                                        ------------           ------------           ------------
          Net cash provided by financing activities               --                     --                 20,000
                                                        ------------           ------------           ------------

NET DECREASE IN CASH                                              --                     --                     --

CASH, BEGINNING OF PERIOD                                         --                     --                     --
                                                        ------------           ------------           ------------

CASH, END OF PERIOD                                     $         --           $         --           $         --
                                                        ============           ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                         $         --           $         --           $         --
                                                        ============           ============           ============
  Income taxes paid                                     $         --           $         --           $         --
                                                        ============           ============           ============
  Stock issued for repayment of shareholder loan        $         --           $    269,375           $    484,250
                                                        ============           ============           ============
  Subscription receivable                               $         --           $         --           $     20,000
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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the nine-month period ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $36.243,018 for the period from inception, October 20, 2006 through September 30, 2009. In addition, the Company had an accumulated deficit of $36,243,018 at September 30, 2009. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and September 30, 2009, respectively.

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

The average number of common shares outstanding for the year ended December 31, 2008 and September 30, 2009 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008, respectively.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2009 and December 31, 2008, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

At September 30, 2009 and December 31, 2008 the Company had a deferred tax asset of approximately $380,000 and $224,000, respectively, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at September 30, 2009 and December 31, 2008 are as follows:

                                             September 30,      December 31,
                                                 2009              2008
                                              ----------        ----------
Deferred tax asset-net operating losses       $ 153,000         $ 100,000
Accrued compensation                            227,000           124,000
Deferred tax asset valuation allowance         (380,000)         (224,000)
                                              ---------         ---------
Net deferred tax asset                        $      --         $      --
                                              =========         =========

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                             September 30,      December 31,
                                                 2009              2008
                                              -----------       -----------
Expected Federal tax (benefit)                $  (275,000)      $(3,153,000)
Expected State tax (benefit), net of federal      (32,000)         (371,000)
Permanent differences                             152,000         3,430,000
Change in valuation allowance                     155,000            94,000
                                              -----------       -----------
Effective tax rate                            $        --       $        --
                                              ===========       ===========

At September 30, 2009 and December 31, 2008, the Company had a net operating loss carry forward of $404,000 and $264,000, respectively, which expires in the year 2029 and 2028, respectively.

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

The Company has recorded an accrual for advisory fees amounting to $595,750 and $325,750 and an interest accrual amounting to $382,973 and $244,646 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

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

     Our prior management filed numerous Form 8-K Current Reports, but failed to file the requisite Annual Reports on Form 10-K for the fiscal years ended December 31, 2006, 2007, 2008 and 2009. In addition, our prior management failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007, for the quarters ended March 31, June 30 and September 30, 2009, for the quarters ended March 31, June 30 and September 30, 2009, and for the quarters ended March 31 and June 30, 2010.

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended September 30, 2009, and will be filing the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

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

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to September 30, 2009 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to September 30, 2009 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31 2008, included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20, 2006.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

     The Company's operations for the nine months ended September 30, 2009 consist of professional fees incurred in the amount of $320,000 and stock based compensation of $350,001, (refer to Note 6).

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO SEPTEMBER 30, 2009

     Expenses from inception consist of professional fees of $1,142,600 and general and administrative expenses consisting of organization and related expenses of $17,411. In addition, the company has recorded an expense in the amount of $34,700,044 as stock based compensation, (refer to Note 6 in the Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, amounting to $20,000.

     We had minimal cash on hand as of September 30, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $808,328 for the Nine months ended September 30, 2009, and a working capital deficiency of $36,243,018 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and again as of September 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2008, and again as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2009, we did not make any changes in our internal controls over financial reporting.

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