Form 10-K
period 2009-12-31
SavWatt USA, Inc.
filed 2010-08-25
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

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

On August 25, 2010, 108,475,175 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                              4
Item 1A. Risk Factors                                                          7
Item 2.  Properties                                                           21
Item 3.  Legal Proceedings                                                    21
Item 4.  (Removed and reserved)                                               21

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                21
Item 6.  Selected Financial Data                                              23
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                24
Item 8.  Financial Statements                                                 24
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
Item 9A. Controls and Procedures                                              24
Item 9B. Other Information                                                    24

                                    PART III

Item 10. Directors, Executive Officers and Director Independence              25
Item 11. Executive Compensation                                               27
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      28
Item 13. Certain Relationships and Related Transactions                       29
Item 14. Principal Accounting Fees and Services                               29

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              30

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

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and has previously filed the Form 10-K Annual Report for the Fiscal Years Ended December 31, 2006, 2007 AND 2008, and the Form 10-Q Quarterly Reports for 2007, 2008 and 2009. Our management is filing this Form 10-K Annual Report for the Fiscal Year Ended December 31, 2009, and will be filing the delinquent Form 10-Q Quarterly Reports for the quarters ended March 31 and June 30, 2010. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

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

ITEM 1A. RISK FACTORS.

     Investing in the Company, involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective.

BUSINESS RISKS

     Business risks are risks that are associated with general business conditions, the economy, and the operations of the Company. Business risks are not risks associated with our specific investments or an offering of our securities.

OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS COULD BE HARMED IF WE WERE UNABLE TO BALANCE CUSTOMER DEMAND AND CAPACITY.

     As customer demand for our products changes, the Company must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN, THE CONTINUING UNCERTAINTIES IN THE FINANCIAL MARKETS AND OUR, OR OUR CUSTOMERS' OR SUPPLIERS' ABILITY TO ACCESS THE CAPITAL MARKETS.

     The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. We are unable to predict the likely duration and severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

IF WE FAIL TO EVALUATE, IMPLEMENT AND INTEGRATE STRATEGIC OPPORTUNITIES SUCCESSFULLY, OUR BUSINESS MAY SUFFER.

     From time to time, we evaluate strategic opportunities available to us for product, technology or business acquisitions. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business's operations, personnel and financial and operating systems into our current business.

     We may not be able to adequately address these risks or any other problems that arise from any future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations or financial condition.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH.

     We will transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

     *    maintain  or  contract  for  adequate  manufacturing   facilities  and
          equipment to meet customer demand;
     *    maintain a sufficient supply of raw materials to support our growth;
     * expand research and development, sales and marketing, technical support, distribution
     *    capabilities and administrative functions;
     *    expand the skills and capabilities of our current management team;
     *    add experienced senior level managers; and
     *    attract and retain qualified employees.

     While we intend to focus on managing our costs and expenses during the extremely challenging economic environment, over the long term, we expect to invest substantially to support our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities.

     In connection with our efforts to cost-effectively manage our growth, we will initially produce our products overseas and will rely on subcontractors for production capacity, logistics support and certain administrative functions, such as payroll processing. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to withstand the continuing financial downturn.

LITIGATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We may be involved in patent or trademark infringement litigation. Defending against potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

OUR BUSINESS MAY BE IMPAIRED BY CLAIMS THAT WE, OR OUR CUSTOMERS, INFRINGE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

     *    pay substantial damages;
     *    indemnify our customers;
     *    stop the manufacture, use and sale of products found to be infringing;
     *    incur asset impairment charges;

     *    discontinue the use of processes found to be infringing;
     * expend significant resources to develop non-infringing products and processes; and/or
     *    obtain a license to use third party technology.

     There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer's products that incorporate our products, and an adverse result could impair the customer's demand for our products. We may also promise certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we could be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we will take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.

     In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain its secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure that these efforts will be successful or that the confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP, MANAGE AND EXPAND OUR DISTRIBUTION CHANNELS FOR OUR PRODUCTS, OUR OPERATING RESULTS MAY SUFFER.

     We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products. If we are unable to effectively penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the time line established by our customers.

IF OUR PRODUCTS FAIL TO PERFORM OR FAIL TO MEET CUSTOMER REQUIREMENTS OR EXPECTATIONS, WE COULD INCUR SIGNIFICANT ADDITIONAL COSTS, INCLUDING COSTS ASSOCIATED WITH THE RECALL OF THOSE ITEMS.

     The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

      If we experience product quality, performance or reliability problems and defects or failures, we may need to recall our products. These recalls could result in significant losses due to:

     * costs associated with the removal, collection and destruction of the product recalled;
     *    payments made to replace recalled product;
     *    a rise in warranty expense and costs associated with customer support;
     * the write down or destruction of existing inventory subject to the recall;
     *    lost sales due to the unavailability of product for a period of time;

     *    delays, cancellations or rescheduling of orders for our products; or
     *    increased product returns.

     We also may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND HAVE EVOLVING TECHNICAL REQUIREMENTS.

     The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

AS A RESULT OF OUR CONTINUED EXPANSION IN LED COMPONENTS AND LED LIGHTING PRODUCTS, OUR CUSTOMERS MAY REDUCE ORDERS.

     Through acquisitions and organic growth, we intend to continue to expand in new markets for LED lighting products. In these new markets, some of our customers may perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS.

     Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

     * achievement of technology breakthroughs required to make commercially viable devices;
     * the accuracy of our predictions for market requirements and evolving standards;
     *    acceptance of our new product designs;
     *    acceptance of new technology in certain markets;
     *    the availability of qualified research and development personnel;
     *    our timely completion of product designs and development;
     * our ability to expand sales and influence key customers to adopt our products;
     * our ability to develop repeatable processes to manufacture new products in sufficient
     *    quantities and at low enough costs for commercial sales;

WE ARE SUBJECT TO RISKS RELATED TO INTERNATIONAL PURCHASES AND SALES.

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

CHANGES IN OUR EFFECTIVE TAX RATE MAY HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

      Our future effective tax rates may be adversely affected by a number of factors including:

     * changes in government administrations, such as the Presidency and Congress of the
     * U.S. as well as in the states and countries in which we operate, including the highly predicted expiration of the so-called "Bush Tax Cuts;"
     * changes in tax laws or interpretation of such tax laws and changes in generally
     *    accepted accounting principles;
     *    the  jurisdiction  in which  profits are  determined  to be earned and taxed;
     *    the  resolution  of  issues  arising  from  tax  audits  with  various authorities;
     *    changes in the valuation of our deferred tax assets and liabilities;
     *    adjustments  to  estimated  taxes upon  finalization  of  various  tax returns;
     * increases in expenses not deductible for tax purposes, including write-offs of
     *    acquired   in-process  research  and  development  and  impairment  of goodwill
     *    in connection with acquisitions;
     *    changes in available tax credits;
     *    the recognition and measurement of uncertain tax positions;
     * the lack of sufficient excess tax benefits (credits) in our additional paid in capital
     * ("APIC") pool in situations where our realized tax deductions for certain
     * stock-based compensation awards (such as non-qualified stock options and restricted
     *    stock) are less than those originally anticipated; and
     * the repatriation of non-U.S. earnings for which we have not previously provided for
     * U.S. taxes, or any changes in legislation that may result in these earnings being taxed
     * within the U.S., regardless of our decision regarding repatriation of funds.

     For example, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, are to become effective.

     Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions and accruals due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income or cash flows could be adversely affected.

IN ORDER TO COMPETE, WE MUST ATTRACT, MOTIVATE AND RETAIN KEY EMPLOYEES, AND OUR FAILURE TO DO SO COULD HARM OUR RESULTS OF OPERATIONS.

     In order to compete, we must attract, motivate and retain executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, motivate and retain key employees, we may use stock-based compensation awards such as non-qualified stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

OUR OPERATIONS IN FOREIGN COUNTRIES, INCLUDING CHINA AND OTHER ASIAN COUNTRIES, EXPOSE US TO CERTAIN RISKS INHERENT IN DOING BUSINESS INTERNATIONALLY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     As a result of our operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

     *    protection of intellectual property and trade secrets;
     *    tariffs and other barriers;
     *    timing and availability of export licenses;
     *    rising labor costs;
     * disruptions in the infrastructure of the foreign countries where we operate;
     *    difficulties in accounts receivable collections;
     *    difficulties in staffing and managing international operations;
     * the burden of complying with foreign and international laws and treaties; and
     * the burden of complying with and changes in international taxation policies.

     In addition, abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could result in an adverse effect on our business and results of operations.

CATASTROPHIC EVENTS MAY DISRUPT OUR BUSINESS.

     A disruption or failure of our systems or operations in the event of a natural disaster or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of a single site for our operations and assembly. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected.

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES AND JUDGMENTS THAT WE USE IN APPLYING OUR ACCOUNTING POLICIES, INCLUDING CHANGES IN THE ACCOUNTING REGULATIONS TO BE APPLIED.

     The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

     Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

RISK FACTORS RELATED TO OUR COMMON STOCK THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

     Our shares are traded Over the Counter and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

OUR COMMON STOCK PRICE HAS FLUCTUATED CONSIDERABLY AND STOCKHOLDERS MAY NOT BE ABLE RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SHARES WERE PURCHASED.

     The market price of our common stock may fluctuate significantly. From July 2007, the day we began trading publicly as LDVK, until July 31, 2010 our share prices per share have fluctuated in dramatic fashion. Our share price has fluctuated in response to various factors. Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have dramatic effects on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

     The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since July 2007, and may continue to be less than $5.00 per share, and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

COMPLIANCE AND CHANGING REGULATIONS AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF ALL OTHER STOCKHOLDERS.

     The  Company's  majority  shareholder  is Sutton  Global  Associates,  Inc.
("Sutton Global"), which owns approximately 47% of our common stock. Sutton Global is beneficially owned and controlled by Isaac H. Sutton our Chairman and

President. Mr. Sutton has voting and dispositive control of the shares held by Sutton Global. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of Company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL  COMMON STOCK.

     As of August 25, 2010, there were 108,475,175 shares of common stock issued and outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

RISKS RELATED TO OUR COMPANY

OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS COULD BE HARMED IF WE WERE UNABLE TO BALANCE CUSTOMER DEMAND AND CAPACITY.

     As customer demand for our products changes, the Company must be able to ramp up or adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase our capacity or if we increase our capacity too quickly, our business and results of operations could be adversely impacted. If we experience delays or unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN, THE CONTINUING UNCERTAINTIES IN THE FINANCIAL MARKETS AND OUR, OR OUR CUSTOMERS' OR SUPPLIERS' ABILITY TO ACCESS THE CAPITAL MARKETS.

     The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. We are unable to predict the likely duration and severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

IF WE FAIL TO EVALUATE, IMPLEMENT AND INTEGRATE STRATEGIC OPPORTUNITIES SUCCESSFULLY, OUR BUSINESS MAY SUFFER.

     From time to time, we evaluate strategic opportunities available to us for product, technology or business acquisitions. If we choose to make acquisitions, we face certain risks, such as failure of the acquired business to meet our performance expectations, diversion of management attention, retention of existing customers of our current and acquired businesses, and difficulty in integrating the acquired business's operations, personnel and financial and operating systems into our current business.

     We may not be able to adequately address these risks or any other problems that arise from any future acquisitions. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any acquisition could adversely affect our business, results of operations or financial condition.

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH.

     We will transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to: o maintain or contract for adequate manufacturing facilities and equipment to meet customer demand;

     *    maintain a sufficient supply of raw materials to support our growth;
     * expand research and development, sales and marketing, technical support, distribution
     *    capabilities and administrative functions;
     *    expand the skills and capabilities of our current management team;
     *    add experienced senior level managers; and
     *    attract and retain qualified employees.

     While we intend to focus on managing our costs and expenses during the extremely challenging economic environment, over the long term, we expect to invest substantially to support our growth and may have additional unexpected costs. We may not be able to expand quickly enough to exploit potential market opportunities.

     In connection with our efforts to cost-effectively manage our growth, we will initially produce our products overseas and will rely on subcontractors for production capacity, logistics support and certain administrative functions, such as payroll processing. If these service providers do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors or fulfill customer demand. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or impact employee morale. Our operations may also be negatively impacted if any of these service providers do not have the financial capability to withstand the continuing financial downturn.

LITIGATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

      We may be involved in patent or trademark infringement litigation. Defending against potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

OUR BUSINESS MAY BE IMPAIRED BY CLAIMS THAT WE, OR OUR CUSTOMERS, INFRINGE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Vigorous protection and pursuit of intellectual property rights characterize our industry. These traits have resulted in significant and often protracted and expensive litigation. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

     *    pay substantial damages;
     *    indemnify our customers;
     *    stop the manufacture, use and sale of products found to be infringing;
     *    incur asset impairment charges;
     *    discontinue the use of processes found to be infringing;
     * expend significant resources to develop non-infringing products and processes; and/or
     *    obtain a license to use third party technology.

     There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. In addition, our customers may face infringement claims directed to the customer's products that incorporate our products, and an adverse result could impair the customer's demand for our products. We may also promise certain of our customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we could be responsible for future payments to resolve infringement claims against them. From time to time we receive correspondence asserting that our products or processes are or may be infringing patents or other intellectual property rights of others. If we believe the assertions may have merit or in other appropriate circumstances, we will take appropriate steps to seek to obtain a license or to avoid the infringement. However, we cannot predict whether a license will be available; that we would find the terms of any license offered acceptable; or that we would be able to develop an alternative solution. Failure to obtain a necessary license or develop an alternative solution could cause us to incur substantial liabilities and costs and to suspend the manufacture of affected products.

     In addition to patent protection, we also rely on trade secrets and other non-patented proprietary information relating to our product development and manufacturing activities. We try to protect this information through appropriate efforts to maintain its secrecy, including requiring employees and third parties to sign confidentiality agreements. We cannot be sure that these efforts will be successful or that the confidentiality agreements will not be breached. We also cannot be sure that we would have adequate remedies for any breach of such agreements or other misappropriation of our trade secrets, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

IF WE ARE UNABLE TO EFFECTIVELY DEVELOP, MANAGE AND EXPAND OUR DISTRIBUTION CHANNELS FOR OUR PRODUCTS, OUR OPERATING RESULTS MAY SUFFER.

     We have expanded into new business channels that are different from those that we have historically operated in as we grow our business and sell LED lighting products. If we are unable to effectively penetrate these new distribution channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate these new distribution channels, we cannot guarantee that customers will accept our products or that we will be able to manufacture and deliver them in the time line established by our customers.

IF OUR PRODUCTS FAIL TO PERFORM OR FAIL TO MEET CUSTOMER REQUIREMENTS OR EXPECTATIONS, WE COULD INCUR SIGNIFICANT ADDITIONAL COSTS, INCLUDING COSTS ASSOCIATED WITH THE RECALL OF THOSE ITEMS.

     The manufacture of our products involves highly complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications they were not designed for or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

     If we experience product quality, performance or reliability problems and defects or failures, we may need to recall our products. These recalls could result in significant losses due to: o costs associated with the removal, collection and destruction of the product recalled;

     *    payments made to replace recalled product;
     *    a rise in warranty expense and costs associated with customer support;
     * the write down or destruction of existing inventory subject to the recall;
     *    lost sales due to the unavailability of product for a period of time;
     *    delays, cancellations or rescheduling of orders for our products; or
     *    increased product returns.

     We also may be the target of product liability lawsuits and could suffer losses from a significant product liability judgment against us if the use of our products at issue is determined to have caused injury. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND HAVE EVOLVING TECHNICAL REQUIREMENTS.

      The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

AS A RESULT OF OUR CONTINUED EXPANSION IN LED COMPONENTS AND LED LIGHTING PRODUCTS, OUR CUSTOMERS MAY REDUCE ORDERS.

      Through acquisitions and organic growth, we intend to continue to expand in new markets for LED lighting products. In these new markets, some of our customers may perceive us as a competitor. In response, our customers may reduce their orders for our products. This reduction in orders could occur faster than our sales growth in these new markets, which could adversely affect our business, results of operations or financial condition.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS.

      Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

     * achievement of technology breakthroughs required to make commercially viable devices;
     * the accuracy of our predictions for market requirements and evolving standards;
     *    acceptance of our new product designs;
     *    acceptance of new technology in certain markets;
     *    the availability of qualified research and development personnel;
     *    our timely completion of product designs and development;
     * our ability to expand sales and influence key customers to adopt our products;
     * our ability to develop repeatable processes to manufacture new products in sufficient
     *    quantities and at low enough costs for commercial sales;

WE ARE SUBJECT TO RISKS RELATED TO INTERNATIONAL PURCHASES AND SALES.

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

CHANGES IN OUR EFFECTIVE TAX RATE MAY HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Our future effective tax rates may be adversely affected by a number of factors including: o changes in government administrations, such as the Presidency and Congress of the

     * U.S. as well as in the states and countries in which we operate, including the highly predicted expiration of the so-called "Bush Tax Cuts;"
     * changes in tax laws or interpretation of such tax laws and changes in generally
     *    accepted accounting principles;
     *    the  jurisdiction  in which  profits are  determined  to be earned and taxed;
     *    the  resolution  of  issues  arising  from  tax  audits  with  various authorities;
     *    changes in the valuation of our deferred tax assets and liabilities;
     *    adjustments  to  estimated  taxes upon  finalization  of  various  tax returns;
     * increases in expenses not deductible for tax purposes, including write-offs of
     *    acquired   in-process  research  and  development  and  impairment  of goodwill
     *    in connection with acquisitions;
     *    changes in available tax credits;
     *    the recognition and measurement of uncertain tax positions;
     * the lack of sufficient excess tax benefits (credits) in our additional paid in capital
     * ("APIC") pool in situations where our realized tax deductions for certain
     * stock-based compensation awards (such as non-qualified stock options and restricted
     *    stock) are less than those originally anticipated; and
     * the repatriation of non-U.S. earnings for which we have not previously provided for
     * U.S. taxes, or any changes in legislation that may result in these earnings being taxed
     * within the U.S., regardless of our decision regarding repatriation of funds.

     For example, current proposals have been made by various U.S. governmental bodies to change the U.S. tax laws that include, among other things, limiting U.S. tax deductions for expenses related to un-repatriated foreign-source income and modifying the U.S. foreign tax credit rules. Although the scope of the proposed changes is unclear, it is possible that these or other changes in U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability. At this time, we cannot determine the timing that the proposed changes, if enacted, are to become effective.

     Any significant increase in our future effective tax rates could adversely impact net income for future periods. In addition, the determination of our income tax provision requires complex estimations, significant judgments and significant knowledge and experience concerning the applicable tax laws. To the extent our income tax liability materially differs from our income tax provisions and accruals due to factors, including the above, which were not anticipated at the time we estimated our tax provision, our net income or cash flows could be adversely affected.

IN ORDER TO COMPETE, WE MUST ATTRACT, MOTIVATE AND RETAIN KEY EMPLOYEES, AND OUR FAILURE TO DO SO COULD HARM OUR RESULTS OF OPERATIONS.

     In order to compete, we must attract, motivate and retain executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, scientists, engineers, technical staff and sales personnel are critical to our business, and competition for experienced employees in our industry can be intense. To help attract, motivate and retain key employees, we may use stock-based compensation awards such as non-qualified stock options and restricted stock. If the value of such stock awards does not appreciate, as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our business and results of operations.

OUR OPERATIONS IN FOREIGN COUNTRIES, INCLUDING CHINA AND OTHER ASIAN COUNTRIES, EXPOSE US TO CERTAIN RISKS INHERENT IN DOING BUSINESS INTERNATIONALLY, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

     As a result of our operations, manufacturing facilities and subcontract arrangements in foreign countries that expose us to certain risks. For example, fluctuations in exchange rates may affect our revenues, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

     *    protection of intellectual property and trade secrets;
     *    tariffs and other barriers;
     *    timing and availability of export licenses;
     *    rising labor costs;
     * disruptions in the infrastructure of the foreign countries where we operate;
     *    difficulties in accounts receivable collections;
     *    difficulties in staffing and managing international operations;
     * the burden of complying with foreign and international laws and treaties; and
     * the burden of complying with and changes in international taxation policies.

     In addition, abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could result in an adverse effect on our business and results of operations.

CATASTROPHIC EVENTS MAY DISRUPT OUR BUSINESS.

     A disruption or failure of our systems or operations in the event of a natural disaster or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, especially in the case of a single site for our operations and assembly. A catastrophic event that results in the destruction or disruption to our supply chain or any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected.

OUR RESULTS OF OPERATIONS COULD VARY AS A RESULT OF THE METHODS, ESTIMATES AND JUDGMENTS THAT WE USE IN APPLYING OUR ACCOUNTING POLICIES, INCLUDING CHANGES IN THE ACCOUNTING REGULATIONS TO BE APPLIED.

      The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

      Likewise, our results of operations may be impacted due to changes in the accounting rules to be applied, such as the increased use of fair value measurement rules and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards.

RISK FACTORS RELATED TO OUR COMMON STOCK

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

     Our shares are traded Over the Counter and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

OUR COMMON STOCK PRICE HAS FLUCTUATED CONSIDERABLY AND STOCKHOLDERS MAY NOT BE ABLE RESELL THEIR SHARES AT OR ABOVE THE PRICE AT WHICH SHARES WERE PURCHASED.

     The market price of our common stock may fluctuate significantly. From July 2007, the day we began trading publicly as LDVK, and July 31, 2010, the high and low price for our common stock has been $11.50 and $0.0035 per share, respectively. Our share price has fluctuated in response to various factors. Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have dramatic effects on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

     The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since July 2007, and may continue to be less than $5.00 per share, and therefore may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

COMPLIANCE AND CHANGING REGULATIONS AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSE.

     Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF ALL OTHER STOCKHOLDERS.

     The  Company's  majority  shareholder  is Sutton  Global  Associates,  Inc.
("Sutton Global"), which owns approximately 47% of our common stock. Sutton Global is beneficially owned and controlled by Isaac H. Sutton our Chairman and President. Mr. Sutton has voting and dispositive control of the shares held by Sutton Global. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of Company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL  COMMON STOCK.

     As of August 25, 2010, there were 108,475,175 shares of common stock issued and outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

ITEM 4. (REMOVED AND RESERVED)

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

HOLDERS

     As of August 25, 2010, there were approximately 125 shareholders of record of the Company's Common Stock.

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

RESULTS OF OPERATIONS - AS OF DECEMBER 31, 2009 AND 2008

     There have been limited operations since inception until December 31, 2006. The Company was formed pursuant to a court order in the United States Bankruptcy Court, District of Maine in Case No. 04-20328. The Company had no operations and had $-0- in cash and cash equivalents as of December 31, 2009, 2008, 2007 and 2006. In 2009 and 2008, the Company incurred expenses related to professional fees and consulting compensation to Ludvik Nominees Pty., Ltd., a company controlled by our then President, Frank Kirstan.

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

(b) Changes in Internal Controls.

     Since the Company was incorporated in the fourth quarter of 2006, it is unlikely that the Company had implemented any internal controls during 2007, 2008 and 2009 or that, if implemented, any changes were made to such controls.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's directors and executive officers, and their ages as of August 16, 2010 are as follows:

   Name                   Period             Age          Position(s)
   ----                   ------             ---          -----------

Frank Kristan     10/20/2006 to 3/31/2010    51    Chairman of the Board of
                                                   Directors President and Chief
                                                   Executive Officer Secretary
                                                   and Treasurer.

Isaac H. Sutton   3/31/2010 to Present       56    Chairman of the Board of
                                                   Directors President and
                                                   Secretary.

Michael Haug      7/1/2010 to present        43    Chief Executive Officer.

MICHAEL F. HAUG, 43, CHIEF EXECUTIVE OFFICER

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

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. No one on the Company's management team was delinquent on such filings in 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to Frank Kristan, who was the only officer or director of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                  Non-Equity
                                                                  Incentive    Nonqualified    All
Name and                                                            Plan        Deferred      Other
Principal                                   Stock       Option     Compen-       Compen-      Compen-
Position       Year   Salary     Bonus      Awards      Awards     sation        sation       sation(1)    Totals(1)
-----------    ----   ------     -----      ------      ------     ------        ------       ---------    ---------

Frank          2009    $ 0        $  0       $  0        $  0       $  0          $   0      $360,000      $360,000
Kristan,       2008    $ 0        $  0       $  0        $  0       $  0          $   0      $360,000      $360,000
President      2007    $ 0        $  0       $  0        $  0       $  0          $   0      $360,000      $360,000
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

STOCK OPTIONS AND WARRANTS

     There were no stock options or warrants outstanding on December 31, 2009

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2009.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2009.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made during fiscal 2009.

COMPENSATION OF DIRECTORS

     The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2009, the Company did not reprice any stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

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

     We do not have any independent directors or director committee members.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     On June 2, 2010, the Company engaged Sherb & Co. LLP, 805 Third Avenue, New York, New York as its certifying auditors to audit the Company's financial statements for the fiscal years ended December 31, 2009, 2008, 2007 and 2006. Prior to such engagement, the Company had not engaged a certifying audit firm.

     (1) Audit Fees. For the fiscal years ended December 31, 2009, the Company's auditors charged us $2,500 for services rendered for the audit of our annual financial statements.

     (2) Audit-Related Fees. For the fiscal year ended December 31, 2009, our auditors charged us approximately $1,700 for review services for the three quarters in 2009.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice for the fiscal year ended December 31, 2009

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal year ended December 31, 2009; hence, there were no pre-approval policies or procedures in effect during such fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     See the Exhibts Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-B.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of SavWatt USA, Inc.
(f/k/a Ludvik Capital, Inc.
(A Development Stage Company):

We have audited the accompanying balance sheets of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception, October 20, 2006 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. at December 31, 2009 and 2008, and the results of operations and cash flows from inception, October 20, 2006 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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


                                                            /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants

New York, New York
August 10, 2010

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                December 31,           December 31,
                                                                    2009                   2008
                                                                ------------           ------------
ASSETS

      TOTAL ASSETS                                              $         --           $         --
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Shareholder loan payable                                      $    685,750           $    325,750
  Accrued interest - shareholder                                     429,082                244,646
                                                                ------------           ------------
      TOTAL LIABILITIES                                            1,114,832                570,396
                                                                ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 79,474,175 and 74,474,175 shares issued
   and outstanding, respectively                                       7,947                  7,447
  Additional paid-in capital                                      35,256,348             34,856,847
  Accumulated deficit during development stage                   (36,379,127)           (35,434,690)
                                                                ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                 (1,114,832)              (570,396)
                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $         --           $         --
                                                                ============           ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   From Inception
                                                   For The Year Ended             (October 20, 2006)
                                             --------------------------------          through
                                             December 31,        December 31,        December 31,
                                                2009                2008                2009
                                            ------------        ------------        ------------
REVENUES                                    $         --        $         --        $         --
                                            ------------        ------------        ------------

EXPENSES
  General and administrative                          --                  --              17,411
  Professional fees                              410,000             360,000           1,232,600
  Stock based compensation                       350,001           8,756,668          34,700,044
                                            ------------        ------------        ------------
      Total Expenses                             760,001           9,116,668          35,950,055
                                            ------------        ------------        ------------

LOSS FROM OPERATIONS                            (760,001)         (9,116,668)        (35,950,055)
                                            ------------        ------------        ------------

OTHER INCOME (EXPENSE)
  Interest income                                     --                  --                  10
  Interest expense                              (184,436)           (156,302)           (429,082)
                                            ------------        ------------        ------------
      Total Other Income (Expense)              (184,436)           (156,302)           (429,072)
                                            ------------        ------------        ------------

NET LOSS                                    $   (944,437)       $ (9,272,970)       $(36,379,127)
                                            ============        ============        ============

NET LOSS PER SHARE, BASIC AND DILUTED       $     (0.012)       $     (0.128)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED               79,049,517          72,402,038
                                            ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              From Inception
                                                                For The Year Ended           (October 20, 2006)
                                                        --------------------------------          through
                                                        December 31,        December 31,        December 31,
                                                           2009                2008                2009
                                                       ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (944,437)       $ (9,272,970)       $(36,379,127)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                               50,000                  --              60,001
     Stock based compensation                               350,001           8,756,668          25,943,376
  Changes in operating assets and liabilities:
     Accounts payable                                            --                  --                  --
     Shareholder loan payable                               360,000             360,000             810,000
     Accrued interest                                       184,436             156,302             272,780
                                                       ------------        ------------        ------------
         Net cash used in operating activities                   --                  --          (9,292,970)
                                                       ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         --                  --              20,000
                                                       ------------        ------------        ------------
         Net cash provided by financing activities               --                  --              20,000
                                                       ------------        ------------        ------------

NET DECREASE IN CASH                                             --                  --          (9,272,970)

CASH, BEGINNING OF PERIOD                                        --                  --                  --
                                                       ------------        ------------        ------------

CASH, END OF PERIOD                                    $         --        $         --        $ (9,272,970)
                                                       ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $         --        $         --        $         --
                                                       ============        ============        ============
  Income taxes paid                                    $         --        $         --        $         --
                                                       ============        ============        ============
  Stock issued for repayment of shareholder loan       $         --        $    269,375        $    214,875
                                                       ============        ============        ============
  Subscription receivable                              $         --        $         --        $     20,000
                                                       ============        ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                          Common Stock         Additional        During            Total
                                                     ---------------------      Paid-in        Development     Stockholders'
                                                     Shares           $         Capital           Stage           Deficit
                                                     ------         ----        -------           -----           -------
Balance, October 20, 2006 (Inception)                      --    $       --    $        --    $         --     $         --

Stock issued upon merger in accordance with
 Bankruptcy Court order ($.0005 per share)         40,000,000         4,000         16,000              --           20,000

Net loss for the year ended December 31, 2006              --            --             --        (106,914)        (106,914)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2006                         40,000,000    $    4,000    $    16,000    $   (106,914)    $    (86,914)

Stock issued in connection with acquisition            24,196             2             (2)             --               --

Stock issued for services ($5.52 per share)         2,055,710           205     11,349,795              --       11,350,000

Stock issued to retire debt - Shareholder loans
 ($1.01 per share)                                 14,325,000         1,433     14,466,818              --       14,468,251

Net loss for the year ended December 31, 2007              --            --             --     (26,054,806)     (26,054,806)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2007                         56,404,906    $    5,640    $25,832,611    $(26,161,720)    $   (323,469)

Stock issued to retire debt - Shareholder loans
($.52 per share and $.40 per share)                18,069,269         1,807      9,024,236              --        9,026,043

Net loss for the year ended December 31, 2008              --            --             --      (9,272,970)      (9,272,970)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2008                         74,474,175    $    7,447    $34,856,847    $(35,434,690)    $   (570,396)

Stock issued for services ($.80 per share)          5,000,000           500        399,501              --          400,001

Net loss for the period ended December 31, 2009            --            --             --        (944,437)        (944,437)
                                                   ----------    ----------    -----------    ------------     ------------

Balance, December 31, 2009                         79,474,175    $    7,947    $35,256,348    $(36,379,127)    $ (1,114,832)
                                                   ==========    ==========    ===========    ============     ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $36,379,127 for the period from inception, October 20, 2006 through December 31, 2009. In addition, the Company had an accumulated deficit of $36,379,127 at December 31, 2009. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and 2008, respectively.

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

The average number of common shares outstanding from inception through the year ended December 31, 2009 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 3 - FAIR VALUE MEASUREMENTS (continued)

valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

     Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

     Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2009 and 2008.

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

At December 31, 2009 and December 31, 2008 the Company had a deferred tax asset of approximately $431,000 and $224,000, respectively, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2009 and December 31, 2008 are as follows:
                                               December 31,      December 31,
                                                  2009              2008
                                               ----------        ----------
Deferred tax asset-net operating losses        $  171,000        $  100,000
Accrued compensation                              260,000           124,000
Deferred tax asset valuation allowance           (431,000)         (224,000)
                                               ----------        ----------
Net deferred tax asset                         $       --        $       --
                                               ==========        ==========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 4 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:
                                                 December 31,    December 31,
                                                    2009             2008
                                                ------------     ------------
Expected Federal tax  (benefit)                 $   (321,000)    $ (3,153,000)
Expected State tax (benefit), net of federal         (38,000)        (371,000)
Permanent differences                                152,000        3,430,000
Change in valuation allowance                        207,000           94,000
                                                ------------     ------------
Effective tax rate                              $         --     $         --
                                                ============     ============


At December 31, 2009 and December 31, 2008, the Company had a net operating loss carry forward of $449,000 and $264,000, respectively, which expires in the year 2029 and 2028, respectively.

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
                                                       ===========

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 5 - RELATED PARTY DEBT AND TRANSACTIONS (continued)

This note is payable on June 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share.

The Company has recorded an accrual for advisory fees amounting to $685,750 and $325,750 and an interest accrual amounting to $429,082 and $244,646 for the years ended December 31, 2009 and 2008, respectively.

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

The Company has evaluated subsequent events from the balance sheet date, as of December 31, 2006 through August 25, 2010, the date which the financial statements were available to be issued.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009

NOTE 6 - EQUITY TRANSACTIONS (continued)

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

As of December 31, 2009 the Company has 79,474,175 shares of common stock issued and outstanding.

NOTE 7 - SUBSEQUENT EVENTS

On March 31, 2010, Frank Kristan resigned as President and Director of the Company. At that time, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director. In addition, Mr. Sutton currently has a consulting agreement for $60,000 per annum

On March 31, 2010, the Company terminated the advisory agreement with Ludvik Nominees Pty Ltd. The remaining principal balance plus accrued interest due to the Company's shareholders and advisors as of March 31, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.
..
On April 5, 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc and increasing the authorized capital stock to 2,000,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock, par value $.0001 per share.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
           From Inception, October 20, 2006 through December 31, 2009


NOTE 7 - SUBSEQUENT EVENTS (continued)

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year, and may be renewed upon mutual agreement by the Company and the employee.