Form 10-K/A
period 2009-12-31
SavWatt USA, Inc.
filed 2010-09-23
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SavWatt USA, Inc.


Dated: September 23, 2010             /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: September 23, 2010             /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President, Chief Financial Officer
                                      and Director (Principal Executive Officer)
                                      (Principal Financial Officer and
                                      (Principal Accounting Officer)

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
                                            ============        ============

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              From Inception
                                                                For The Year Ended           (October 20, 2006)
                                                        --------------------------------          through
                                                        December 31,        December 31,        December 31,
                                                           2009                2008                2009
                                                       ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (944,437)       $ (9,272,970)       $(36,379,127)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                               50,000                  --              60,001
     Stock based compensation                               350,001           8,756,668          35,216,156
  Changes in operating assets and liabilities:
     Accounts payable                                            --                  --                  --
     Shareholder loan payable                               360,000             360,000             810,000
     Accrued interest                                       184,436             156,302             272,780
                                                       ------------        ------------        ------------
         Net cash used in operating activities                   --                  --             (20,000)
                                                       ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                         --                  --              20,000
                                                       ------------        ------------        ------------
         Net cash provided by financing activities               --                  --              20,000
                                                       ------------        ------------        ------------

NET DECREASE IN CASH                                             --                  --                  --

CASH, BEGINNING OF PERIOD                                        --                  --                  --
                                                       ------------        ------------        ------------

CASH, END OF PERIOD                                    $         --        $         --        $         --
                                                       ============        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $         --        $         --        $         --
                                                       ============        ============        ============
  Income taxes paid                                    $         --        $         --        $         --
                                                       ============        ============        ============
  Stock issued for repayment of shareholder loan       $         --        $    269,375        $    214,875
                                                       ============        ============        ============
  Subscription receivable                              $         --        $         --        $     20,000
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