Form 10-Q
period 2010-03-31
SavWatt USA, Inc.
filed 2010-09-23
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 22, 2010, there were 108,475,175 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                                                          INDEX
                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................  3

          Balance Sheets as of March 31, 2010 (Unaudited) and
          December 31, 2009 (Audited).......................................  3

          Statements of Operations for the Three months ended
          March 31, 2010 and March 31, 2009, and for the Period from
          October 20, 2006 (Inception) to March 31, 2010 (Unaudited)........  4

          Statements of Cash Flows for the Three Months Ended
          March 31, 2010 and March 31, 2009, and for the Period from
          October 20, 2006 (Inception) to March 31, 2010 (Unaudited)........  5

          Notes to Financial Statements as of March 31, 2010 (Unaudited)....  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........ 16

Item 4.   Controls and Procedures........................................... 16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 18

Item 1A.  Risk Factors...................................................... 18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....... 18

Item 3.   Defaults Upon Senior Securities................................... 18

Item 4.   Submission of Matters to a Vote of Security Holders............... 18

Item 5.   Other Information................................................. 18

Item 6.   Exhibits.......................................................... 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  March 31,            December 31,
                                                                    2010                   2009
                                                                ------------           ------------
                                                                 (Unaudited)            (Audited)
ASSETS

      TOTAL ASSETS                                              $         --           $         --
                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Stockholder loan payable                                      $         --           $    685,750
  Accrued interest - stockholder                                          --                429,082
  Note Payable - stockholder                                       1,503,167                     --
                                                                ------------           ------------
      TOTAL LIABILITIES                                            1,503,167              1,114,832
                                                                ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized, 79,474,175 and 74,474,175 shares issued
   and outstanding, respectively                                       7,947                  7,947
  Additional paid-in capital                                      35,256,348             35,256,348
  Accumulated deficit during development stage                   (36,767,462)           (36,379,127)
                                                                ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                 (1,503,167)            (1,114,832)
                                                                ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $         --           $         --
                                                                ============           ============


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                           From Inception
                                                          Three Months Ended             (October 20, 2006)
                                                  ---------------------------------           through
                                                    March 31,            March 31,            March 31,
                                                      2010                 2009                 2010
                                                  ------------         ------------         ------------
                                                  (Unaudited)          (Unaudited)          (Unaudited)
REVENUES                                          $         --         $         --         $         --
                                                  ------------         ------------         ------------
EXPENSES
  General and administrative                                --                   --               17,411
  Professional fees                                     90,000              140,000            1,322,600
  Stock based compensation                                  --              350,001           34,700,044
                                                  ------------         ------------         ------------
      Total Expenses                                    90,000              490,001           36,040,055
                                                  ------------         ------------         ------------

LOSS FROM OPERATIONS                                   (90,000)            (490,001)         (36,750,055)
                                                  ------------         ------------         ------------
OTHER INCOME (EXPENSE)
  Interest income                                           --                   --                   10
  Interest expense                                    (298,335)             (46,109)            (727,417)
                                                  ------------         ------------         ------------
      Total Other Income (Expense)                    (298,335)             (46,109)            (727,407)
                                                  ------------         ------------         ------------

NET LOSS                                          $   (388,335)        $   (536,110)        $(36,767,462)
                                                  ============         ============         ============

NET LOSS PER SHARE, BASIC AND DILUTED             $      (0.00)        $      (0.00)
                                                  ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED                     79,474,175           77,770,878
                                                  ============         ============


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                   From Inception
                                                                     Three Months Ended          (October 20, 2006)
                                                              ------------------------------          through
                                                               March 31,          March 31,           March 31,
                                                                 2010               2009                2010
                                                              ----------         -----------        ------------
                                                              (Unaudited)        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (388,355)        $  (536,110)       $(36,767,462)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Stock issued for services                                        --              50,000              60,001
     Stock based compensation                                         --             350,001          34,700,044
  Changes in operating assets and liabilities:
     Stockholder loan payable                                     90,000              90,000           1,260,000
     Accrued interest                                            298,335              46,109             727,417
                                                              ----------         -----------        ------------
           Net cash used in operating activities                      --                  --             (20,000)
                                                              ----------         -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              --                  --              20,000
                                                              ----------         -----------        ------------
           Net cash provided by financing activities                  --                  --              20,000
                                                              ----------         -----------        ------------

NET DECREASE IN CASH                                                  --                  --                  --

CASH, BEGINNING OF PERIOD                                             --                  --                  --
                                                              ----------         -----------        ------------

CASH, END OF PERIOD                                           $       --         $        --        $         --
                                                              ==========         ===========        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                               $       --         $        --        $         --
                                                              ==========         ===========        ============

  Income taxes paid                                           $       --         $        --        $         --
                                                              ==========         ===========        ============

Stock issued for repayment of shareholder loan                $       --         $        --        $    484,250
                                                              ==========         ===========        ============

Subscription receivable                                       $       --                  --        $     20,000
                                                              ==========         ===========        ============
Stockholder loan and accrued interest exchanged
 for a short term convertible note                            $1,503,167         $        --        $  1,503,167
                                                              ==========         ===========        ============


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                   Notes to the Unaudited Financial Statements


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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ending March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $36,767,462 for the period from inception, October 20, 2006 through March 31, 2010. In addition, the Company had an accumulated deficit of $36,767,462 at March 31, 2010. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010 and December 31, 2009.

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

The average number of common shares outstanding for the period ended March 31, 2010 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

Stock Based  Compensation
The Company accounts for stock based compensation transactions with employees under the provisions of ASC Topic No. 718, "Compensation, Stock Compensation" ("Topic No. 718"). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company's equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2010 and December 31, 2009, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

In addition, the Financial Accounting Standards Board ("FASB") issued, "The Fair Value Option for Financial Assets and Financial Liabilities," effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments

NOTE 4 - RELATED PARTY DEBT AND TRANSACTIONS

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

The parties agreed that following components made up the balance of the Secured Convertible Note as of March 31, 2010:

             Advisory Fees                             $ 1,260,000
             Accrued Interest                              727,417
             Payment for shares issued                    (484,250)
                                                       -----------

             Amount payable at March 31, 2010          $ 1,503,167
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

The Company recorded an accrual for advisory fees amounting to $685,750 and an interest accrual amounting to $429,082 for the year ended December 31, 2009. At March 31, 2010 the principal and interest was exchanged for a note payable in the amount of $1,503,167.

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

NOTE 5 - EQUITY TRANSACTIONS FROM INCEPTION TO THE FILING DATE

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

From May 31, 2010 through the date of this filing the Company sold 29,000,000 Common Shares for $290,000.

NOTE 6 - SUBSEQUENT EVENTS

During the period, April 1, 2010 - September 22, 2010, the Company has funded SavWatt Industries, LLC, a related party $212,300 which is payable and due upon demand. Isaac H Sutton, The Company's President and Sole Director from March 31, 2010 until the present, is a 50% shareholder in SavWatt Industries, LLC.

During the Period of April 1, 2010 - September 22, 2010, the Company received short term funding from GoIP Global, Inc and Sutton Global Associates, Inc., which are also related parties. These companies are controlled by Isaac H. Sutton the Company's President and Sole Director. As of September 22, 2010 the Company owes these two companies $172,775.

As of September 22, 2010, accrued interest pertaining to the related party secured convertible note payable amounted to approximately $110,000. As of the date of the filing of this report, the Company has yet to make any payments against this debt and therefore, is currently in default

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year, and may be renewed upon mutual agreement by the Company and the employee

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our prior management filed numerous Form 8-K Current Reports, but failed to file the requisite Annual Reports on Form 10-K for the fiscal years ended December 31, 2006, 2007, 2008 and 2009. In addition, our prior management failed to file Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2007, for the quarters ended March 31, June 30 and September 30, 2008, for the quarters ended March 31, June 30 and September 30, 2009.

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended March 31, 2010, and has filed the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

     While this Form 10-Q contains narrative information about our Company that is current, this Form 10-Q contains unaudited financial statements for 2010, which are obviously outdated and do not present our current financial condition. THEREFORE, OUR SHAREHOLDERS AND PROSPECTIVE INVESTORS ARE URGED TO READ OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 PRIOR TO MAKING AN INVESTMENT DECISION WITH RESPECT TO THE SHARES OF OUR COMMON STOCK.

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to March 31, 2010 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to March 31, 2010 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20, 2006.

FOR THE THREE MONTHS ENDED MARCH 31, 2010

     The Company's operations for the quarter ended March 31, 2010 consist of professional fees incurred in the amount of $90,000.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO March 31,2010.

     Expenses from inception consist of professional fees of $1,322,600 and general and administrative expenses consisting of organization and related expenses of $17,411 and $34,700,044 related to the issuance of stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, amounting to $20,000.

     We had minimal cash on hand as of March 31, 2010 and a working capital deficiency of $1,503,167. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had a net loss of $388,335 for the Three months ended March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as March 30, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and again as of March 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2009, and again as of March 31, 2010.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2010, we did not make any changes in our internal controls over financial reporting.

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

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

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

 3.2* By-laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form 10 filed with the Commission on October 27,
               2009).

14*            Code of Ethics (Exhibit 14 to the Company's Annual Report on
               Form 10-K for the Fiscal Year Ended December 31, 2009, filed with the Commission on March 5, 2010).

31.1**         Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**         Certification under Section 906 of Sarbanes-Oxley Act of 2002.

----------
*  Exhibits incorporated herein by reference. File No. 000-53807.
** Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SacWatt USA, Inc.


Dated: September 22, 2010                  /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: September 22, 2010                  /s/  Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President, Chief Financial Officer
                                           and Director (Principal Executive
                                           Officer) (Principal Financial Officer
                                           and Principal Accounting Officer)