Form 10-Q
period 2010-06-30
SavWatt USA, Inc.
filed 2010-10-06
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 5, 2010, there were 108,475,175 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 3

     Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009
     (Audited)............................................................... 3

     Statements of Operations for the Three months and Six months ended
     June 30, 2010 and June 30, 2009, and for the Period from
     October 20, 2006 (Inception) to June 30, 2010 (Unaudited)............... 4

     Statements of Cash Flows for the Six Months Ended June 30, 2010 and
     June 30, 2009, and for the Period from October 20, 2006 (Inception) to
     June 30, 2010 (Unaudited)............................................... 5

     Notes to Financial Statements as of June 30, 2010 (Unaudited)........... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 16

Item 4.  Controls and Procedures............................................ 16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17

Item 1A. Risk Factors....................................................... 17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 17

Item 3.  Defaults Upon Senior Securities.................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................ 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits........................................................... 17

SIGNATURES.................................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                             June 30,             December 31,
                                                               2010                   2009
                                                           ------------           ------------
                                                           (Unaudited)              (Audited)
ASSETS
  Stock Subscription receivable                            $    105,000           $         --
  Due from related party                                        189,150                     --
  Other receivable                                               25,000                     --
                                                           ------------           ------------
      TOTAL CURRENT ASSETS                                      319,150                     --
                                                           ------------           ------------

      TOTAL ASSETS                                         $    319,150           $         --
                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                           $      2,573           $         --
  Stockholder loan payable                                      161,771                685,750
  Convertible loan payable - stockholder                      1,503,167                     --
  Accrued interest - stockholder                                 45,095                429,082
                                                           ------------           ------------
      TOTAL LIABILITIES                                       1,712,606              1,114,832
                                                           ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 100,000,000
   shares authorized, 103,475,175 and 79,474,175
   shares issued and outstanding, respectively                   10,346                  7,947
  Additional paid-in capital                                 35,493,948             35,256,348
  Accumulated deficit during development stage              (36,897,750)           (36,379,127)
                                                           ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                            (1,393,456)            (1,114,832)
                                                           ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    319,150           $         --
                                                           ============           ============


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           From Inception
                                              Three Months Ended                 Six Months Ended        (October 20, 2006)
                                        -----------------------------     -----------------------------       through
                                          June 30,         June 30,         June 30,         June 30,         June 30,
                                            2010             2009             2010             2009             2010
                                        ------------     ------------     ------------     ------------     ------------
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES                                $         --     $         --     $         --     $         --     $         --
                                        ------------     ------------     ------------     ------------     ------------
EXPENSES
  General and administrative                  85,194               --           85,194               --          102,605
  Professional fees                               --           90,000           90,000          230,000        1,322,600
  Stock based compensation                        --               --               --          350,001       34,700,044
                                        ------------     ------------     ------------     ------------     ------------
      Total Expenses                          85,194           90,000          175,194          580,001       36,125,248
                                        ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                         (85,194)         (90,000)        (175,194)        (580,001)     (36,125,249)
                                        ------------     ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
  Interest income                                 --               --               --               --               10
  Interest expense                            45,095           46,109          343,431           92,218          772,512
                                        ------------     ------------     ------------     ------------     ------------
      Total Other Income (Expense)           (45,095)         (46,109)        (343,431)         (92,218)        (772,502)
                                        ------------     ------------     ------------     ------------     ------------

NET LOSS                                $   (130,289)    $   (136,109)    $   (518,624)    $   (672,219)    $(36,897,751)
                                        ============     ============     ============     ============     ============

NET LOSS PRE SHARE, BASIC AND DILUTED          (0.00)           (0.00)           (0.01)           (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING BASIC AND DILUTED      86,331,318       79,474,175       83,034,615       78,622,527


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                From Inception
                                                                   Six Months Ended           (October 20, 2006)
                                                             -----------------------------         through
                                                               June 30,          June 30,          June 30,
                                                                 2010              2009              2010
                                                             ------------      -----------       ------------
                                                              (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (518,624)     $  (672,219)      $(36,897,751)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                                         --           50,000             60,001
     Stock based compensation                                          --          350,000         34,700,044
  Changes in operating assets and liabilities:
     Other receivable                                             (25,000)              --            (25,000)
     Due from related party                                      (189,150)              --           (189,150)
     Stockholder loan payable                                     251,771          180,000          1,421,771
     Accrued interest                                             343,430           92,218            772,512
                                                             ------------      -----------       ------------
          Net cash used in operating activities                  (137,573)              --           (157,573)
                                                             ------------      -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          135,000               --            155,000
  Overdraft                                                         2,573               --              2,573
                                                             ------------      -----------       ------------
          Net cash provided by financing activities               137,573               --            157,573
                                                             ------------      -----------       ------------

NET DECREASE IN CASH                                                   --               --                 --

CASH, BEGINNING OF PERIOD                                              --               --                 --
                                                             ------------      -----------       ------------

CASH, END OF PERIOD                                          $         --      $        --       $         --
                                                             ============      ===========       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $         --      $        --       $         --
                                                             ============      ===========       ============
  Income taxes paid                                          $         --      $        --       $         --
                                                             ============      ===========       ============
  Stock issued for repayment of shareholder loan             $         --      $        --       $    484,250
                                                             ============      ===========       ============
  Stock Subscription receivable                              $    105,000      $        --       $    125,000
                                                             ============      ===========       ============
  Stockholder loan and accrued interest
   exchanged for a short term convertible
   loan                                                      $  1,503,167      $        --       $  1,503,167
                                                             ============      ===========       ============


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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the six-month period ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $36,897,751 for the period from inception, October 20, 2006 through June 30, 2010. In addition, the Company had an accumulated deficit of $36,897,751 at June 30, 2010. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010 and December 31, 2009.

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

The average number of common shares outstanding for the period ended June 30, 2010 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2010 and December 31, 2009, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

From the period from inception, October 20, 2006 through the termination of the original agreement, June 30, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250

The parties agreed that following components made up the balance of the Secured Convertible Note as of March 31, 2010:


             Advisory Fees                            $ 1,290,000
             Accrued Interest                             727,417
             Payment for shares issued                   (484,250)
                                                      -----------
             Amount payable at June 30, 2010          $ 1,503,167
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

During the period, April 1, 2010 - June 30, 2010, the Company has funded SavWatt Industries, LLC, a related party $189,150 which is payable and due upon demand. Isaac H Sutton, The Company's President and Sole Director from March 31, 2010 until the present, is a 50% shareholder in SavWatt Industries, LLC. As of September 30, 2010 the amount outstanding was $212,325.

During the Period of April 1, 2010 - June 30, 2010, the Company received short term funding from GoIP Global, Inc and Sutton Global Associates, Inc., which are also related parties. These companies are controlled by Isaac H. Sutton the Company's President and Sole Director. As of June 30, 2010 and September 30, 2010,the Company owes these two companies $161,771 and $172,775, respectively.

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

On February 1, 2009, the Company issued 5,000,000 common shares to an unrelated party, valued at $.80 per share for $50,000 in services and an additional $350,001 was recorded as stock based compensation in the Company's statement of operations.

On April 5, 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc and increasing the authorized capital stock to 2,000,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock, par value $.0001 per share.

From May 31, 2010 through June 30, 2010 the Company sold 24,000,000 Common Shares for $240,000, of which $135,000 was received in cash and $105,000 was recorded in subscription receivable on the balance sheet. As of the date of this filing, the Company has received the receivable balance in full.

On July 10, 2010, the Company sold 5,000,000 share of common stock for $50,000

NOTE 6 - SUBSEQUENT EVENTS

As of October 1, 2010, accrued interest pertaining to the related party secured convertible note payable amounted to approximately $130,000. As of the date of the filing of this report, the Company has yet to make any payments against this debt and therefore, is currently in default.

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

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

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended June 30, 2010, and has filed the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

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

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to June 30, 2010 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to June 30, 2010 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20, 2006.

FOR THE THREE MONTHS ENDED JUNE 30, 2010

     The Company's operations for the quarter ended June 30, 2010 consist of General and administrative expenses incurred in the amount of $85,194.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO JUNE 30,2010

     Expenses from inception consist of professional fees of $1,322,600 and general and administrative expenses consisting of organization and related expenses of $102,604 and $34,700,044 related to the issuance of stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, amounting to $155,000.

     We had minimal cash on hand as of June 30, 2010 and a working capital deficiency of $1,393,456. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had a net loss of $518,624 for the Six months ended June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as June 30, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and again as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2009, and again as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2010, we did not make any changes in our internal controls over financial reporting.

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

                                      SavWatt USA, Inc.

Dated: October 5, 2010                     /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October 5, 2010                     /s/  Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President, Chief Financial Officer
                                           and Director (Principal Executive
                                           Officer) (Principal Financial Officer
                                           and Principal Accounting Officer)