Form 10-Q
period 2010-09-30
SavWatt USA, Inc.
filed 2010-10-26
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 2010
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 25, 2010, there were 116,807,508 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 3

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009
 (Audited)................................................................... 3

Statements of Operations for the Three months and Nine months ended September 30, 2010 and, September 30, 2009, and for the Period from October 20, 2006
(Inception) to September 30, 2010 (Unaudited)................................ 4

Statements of Cash Flows for the nine Months Ended September 30, 2010 and September 30, 2009, and for the Period from October 20, 2006 (Inception) to
September 30, 2010(Unaudited)................................................ 5

Notes to Financial Statements as of September 30, 2010 (Unaudited)........... 6

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

Item 4. Controls and Procedures............................................. 16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 18

Item 1A. Risk Factors....................................................... 18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 18

Item 3. Defaults Upon Senior Securities..................................... 18

Item 4. Submission of Matters to a Vote of Security Holders................. 18

Item 5. Other Information................................................... 18

Item 6. Exhibits............................................................ 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                             September 30,          December 31,
                                                                                 2010                   2009
                                                                             ------------           ------------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                       $         11           $         --
  Subscription receivable                                                          25,000                     --
  Due from related party                                                          214,325                     --
  Other receivable                                                                 26,200                     --
                                                                             ------------           ------------
      TOTAL CURRENT ASSETS                                                        265,536                     --

Computer Equipment                                                                  8,957                     --
                                                                             ------------           ------------

      TOTAL ASSETS                                                           $    274,493           $         --
                                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued expenses                                                           $     51,310           $         --
  Due to related party                                                            174,777                     --
  Stockholder loan payable                                                             --                685,750
  Convertible loan payable-stockholder                                          1,503,167                     --
  Accrued interest - stockholder                                                  112,738                429,082
                                                                             ------------           ------------
      TOTAL LIABILITIES                                                         1,841,992              1,114,832
                                                                             ------------           ------------

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value, 2,000,000,000 and 100,000,000 shares authorized, 116,807,508 and 79,474,175 shares issued
   and outstanding, respectively                                                   11,679                  7,947
  Additional paid-in capital                                                   35,567,616             35,256,348
  Accumulated deficit during development stage                                (37,146,794)           (36,379,127)
                                                                             ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                              (1,567,499)            (1,114,832)
                                                                             ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    274,493           $         --
                                                                             ============           ============


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           From Inception
                                                Three Months Ended               Nine months ended       (October 20, 2006)
                                          -----------------------------    -----------------------------      through
                                          September 30,   September 30,    September 30,   September 30,    September 30,
                                              2010            2009             2010            2009             2010
                                          ------------    ------------     ------------    ------------     ------------
                                           (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)

REVENUES                                  $         --    $         --      $         --    $         --     $         --
                                          ------------    ------------      ------------    ------------     ------------
EXPENSES
  General and administrative                    20,625              --           105,819              --          123,230
  Professional fees                            165,776          90,000           255,776         320,000        1,488,376
  Stock based compensation                          --              --                --         350,001       34,700,044
                                          ------------    ------------      ------------    ------------     ------------
      Total Expenses                           186,401          90,000           361,595         670,001       36,311,650
                                          ------------    ------------      ------------    ------------     ------------

LOSS FROM OPERATIONS                          (186,401)        (90,000)         (361,595)       (670,001)     (36,311,650)
                                          ------------    ------------      ------------    ------------     ------------
OTHER INCOME (EXPENSE)
  Interest income                                5,000              --             5,000              --            5,010
  Interest expense                             (67,642)        (46,109)         (411,072)       (138,327)        (840,154)
                                          ------------    ------------      ------------    ------------     ------------
      Total Other Income (Expense)             (62,642)        (46,109)         (406,072)       (138,327)        (835,144)
                                          ------------    ------------      ------------    ------------     ------------

NET LOSS                                  $   (219,043)   $   (136,109)     $   (767,667)   $   (808,328)    $(37,146,794)
                                          ============    ============      ============    ============     ============

NET LOSS PER SHARE, BASIC AND DILUTED     $      (0.00)   $      (0.00)     $      (0.01)   $      (0.01)
                                          ============    ============      ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED            108,927,074      79,474,175        91,777,095      78,908,482
                                          ============    ============      ============    ============


                 See Notes to the Unaudited Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                             From Inception
                                                                   Nine months ended       (October 20, 2006)
                                                             -----------------------------      through
                                                             September 30,   September 30,    September 30,
                                                                 2010            2009             2010
                                                             ------------    ------------     ------------
                                                              (Unaudited)     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (767,667)    $  (808,328)    $(37,146,794)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Stock issued for services                                         --          50,000           60,001
     Stock based compensation                                          --         350,001       34,700,044
  Changes in operating assets and liabilities:
     Other receivable                                             (26,200)             --          (26,200)
     Accrued expenses                                              51,310              --           51,310
     Due from related party                                       (39,548)             --          (39,548)
     Stockholder loan payable                                      90,000         270,000        1,260,000
     Accrued interest                                             411,073         138,327          840,155
                                                             ------------     -----------     ------------
          Net cash used in operating activities                  (281,032)             --         (301,032)
                                                             ------------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment                                   (8,957)             --           (8,957)
                                                             ------------     -----------     ------------
          Net cash provided by financing activities                (8,957)             --           (8,957)
                                                             ------------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          290,000              --          310,000
                                                             ------------     -----------     ------------
          Net cash provided by financing activities               290,000              --          310,000
                                                             ------------     -----------     ------------

NET DECREASE IN CASH                                                   11              --               11

CASH, BEGINNING OF PERIOD                                              --              --               --
                                                             ------------     -----------     ------------

CASH, END OF PERIOD                                          $         11     $        --     $         11
                                                             ============     ===========     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $         --     $        --     $         --
                                                             ============     ===========     ============
  Income taxes paid                                          $         --     $        --     $         --
                                                             ============     ===========     ============
  Subscription receivable                                    $     25,000     $        --     $     45,000
                                                             ============     ===========     ============
  Stock issued for repayment of
   shareholder loan                                          $         --     $        --     $    484,250
                                                             ============     ===========     ============
  Stockholder loan and accrued interest
   exchanged for a short term
   convertible loan                                          $  1,503,167     $        --     $  1,503,167
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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the six-month period ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. The Company is a shell corporation which is currently engaged in starting up the business of offering LED lighting for consumers

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $37,146,794 for the period from inception, October 20, 2006 through September 30, 2010. In addition, the Company had an accumulated deficit of $37,146,794 at September 30, 2010. Since its inception, the Company has not generated any revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in Led lighting and expects to generate sufficient revenue by the fourth quarter of 2010 with a positive cash flow. Until then, the Company the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

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

Fair Value of Financial Instruments
The Company's financial instruments may include cash, subscription receivable, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010 and December 31, 2009.

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

The average number of common shares outstanding for the period ended September 30, 2010 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2010 and December 31, 2009, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

The parties agreed that following components made up the balance of the Secured Convertible Note as of March 31, 2010:

                Advisory Fees                      $ 1,260,000
                Accrued Interest                       727,417
                Payment for shares issued             (484,250)
                                                   -----------
                                                   $ 1,503,167
                                                   ===========

This note is payable on June 30, 2010 and bears an interest rate of 18% per annum payable at the end of the term. After default, the upaid principal balance of this note and any accrued and unpaid interest bear interest at the rate of 18%. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share. As of September 30, 2010 and as of the date of this filing, this note is in default. As of September 30, 2010, the Company has accrued interest amounting to approximately $113,000.

On March 31, 2010, Frank Kristan resigned as President and Director of the Company. At that time, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director. In addition, Mr. Sutton currently has a consulting agreement for $60,000 per annum

During the period, April 1, 2010 - September 30, 2010, the Company has funded SavWatt Industries, LLC, a related party $212,325 which is payable and due upon demand. Isaac H Sutton, The Company's President and Sole Director from March 31, 2010 until the present, is a 50% shareholder in SavWatt Industries, LLC

During the Period of April 1, 2010 - September 30, 2010, the Company received short term funding from GoIP Global, Inc and Sutton Global Associates, Inc., which are also related parties. These companies are controlled by Isaac H. Sutton the Company's President and Sole Director. As of September 30, 2010, the Company owes these two companies $172,775.

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

On April 5, 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc and increasing the authorized capital stock from 100,000,000 to 2,000,000,000 shares of Common Stock and 200,000,000 shares of Preferred Stock, par value $.0001 per share.

On May 31, 2010 and June 10, 2010 the Company sold a total of 24,000,000 common shares for $240,000.

On July 10, 2010, the Company sold 5,000,000 shares of common stock for $50,000.

On September 17, 2010 the Company sold 8,333,333 shares of common stock for $25,000. The cash was received after the balance sheet date, and therefore as of September 30, 2010 the Company recorded a subscription receivable amounting to $25,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As a result of prior management's failure to file the above described periodic reports, our common stock is not eligible for quotation on the Over-the-Counter Bulletin Board. Instead our common stock is quoted on the "Pink Sheets." Our management is intent on taking all steps necessary to have our common stock quoted on the Over-the-Counter Bulletin Board and is filing this Form 10-Q Quarterly Report for the Quarter Ended September 30, 2010, and has filed the Form 10-K Annual Reports for the Fiscal Years Ended December 31, 2007, 2008 and 2009, and delinquent Form 10-Q Quarterly Reports described above. We are also seeking a market maker to file a Form 211 with FINRA in order for us to obtain a new trading symbol and have our shares quoted on the Over-the-Counter Bulletin Board.

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

     The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to September 30, 2010 have been reflected herein.

     The results of operations for the period from October 20, 2006 (Inception) to September 30, 2010 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

     The Company has not generated any revenues since its inception on October 20,2006.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

     The Company's operations for the three and nine months ended September 30, 2010 consist of General and administrative expenses incurred in the amount of $20,625 and $105,819 respectively and professional fees amounting to $165,774 and $255,774, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO September 30, 2010.

     Expenses from inception consist of professional fees of $1,488,376 and general and administrative expenses consisting of organization and related expenses of $123,230 and $34,700,044 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, amounting to $310,000.

     We had minimal cash on hand as of September 30, 2010 and a working capital deficiency of $1,576,456. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had a net loss of $767,667 for the nine months ended September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

     We conducted an evaluation under the supervision and with the participation of our management, including David W. Keaveney, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as September 30, 2010,that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and again as of September 30,2010. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii)control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal, control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of December 31, 2009, and again as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2010, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. (REMOVED AND RESERVED)

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

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

                                      SavWatt USA, Inc.


Dated: October 25, 2010                    /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October 25, 2010                    /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By: Isaac H. Sutton
                                      Its: President, Chief Financial Officer
                                           and Director (Principal Executive
                                           Officer) (Principal Financial Officer
                                           and Principal Accounting Officer)