Form 10-Q/A
period 2010-09-30
SavWatt USA, Inc.
filed 2010-11-05
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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


Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Notes to Financial Statements as of September 30, 2010 (Unaudited)........... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......... 15

Item 4. Controls and Procedures............................................. 15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 17

Item 1A. Risk Factors....................................................... 17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 17

Item 3. Defaults Upon Senior Securities..................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................. 17

Item 5. Other Information................................................... 17

Item 6. Exhibits............................................................ 17

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

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any significant revenue from operations. The Company is currently engaged in the LED lighting business.

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

On March 31, 2010, Frank Kristan resigned as President and Director of the Company. At that time, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole Director. In addition, Mr. Sutton currently has a consulting agreement for $60,000 per annum

During the period, April 1, 2010 - September 30, 2010, the Company has funded SavWatt Industries, LLC, a related party $212,325 which is payable and due upon demand. Isaac H Sutton, The Company's President and sole Director from March 31, 2010 until the present, is a 50% shareholder in SavWatt Industries, LLC

During the Period of April 1, 2010 - September 30, 2010, the Company received short term funding from GoIP Global, Inc and Sutton Global Associates, Inc., which are also related parties. These companies are controlled by Isaac H. Sutton, the Company's President and sole Director. As of September 30, 2010, the Company owes these two companies $172,775.

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

The Company has always been actively engaged in its business of investing in small to mid cap companies and has historically had more than nominal assets and more than nominal operations, although those operations have not produced any meaningful revenues to the Company due to the upheaval in the financial markets and inability to obtain the necessary capital to fund the companies in which the Company invested and entered into contracts to assist these companies in obtaining debt and equity financing.

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

     We conducted an evaluation under the supervision and with the participation of our management, including Isaac H. Sutton, our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2009, and again as September 30, 2010, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

                                SavWatt USA, Inc.


Dated: November 5, 2010              /s/ Isaac H.  Sutton
                                     -------------------------------------------
                                 By:  Isaac H.  Sutton
                                 Its: President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: November 5, 2010                  /s/ Isaac H.  Sutton
                                     -------------------------------------------
                                 By:  Isaac H.  Sutton
                                 Its: President
                                      (Principal Executive Officer)
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)