Form 10-K/A
period 2009-12-31
SavWatt USA, Inc.
filed 2011-01-24
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-K

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                              4
Item 1A. Risk Factors                                                          7
Item 2.  Properties                                                           21
Item 3.  Legal Proceedings                                                    21
Item 4.  (Removed and reserved)                                               21

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                21
Item 6.  Selected Financial Data                                              23
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                24
Item 8.  Financial Statements                                                 24
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
Item 9A. Controls and Procedures                                              24
Item 9B. Other Information                                                    24

                                    PART III

Item 10. Directors, Executive Officers and Director Independence              26
Item 11. Executive Compensation                                               28
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      29
Item 13. Certain Relationships and Related Transactions                       30
Item 14. Principal Accounting Fees and Services                               30

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              31

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") amends Amendment No. 1 to the Annual Report on Form 10-K of SavWatt USA, Inc. ("Company") for the fiscal year ended December 31, 2009. Amendment No. 1 was filed with the Securities and Exchange Commission ("SEC") on September 23, 2010. This Amendment No. 2 is being filed for the purpose of responding to comments received from the staff of the SEC.

     Except as described above, this Amendment No. 2 does not amend any other information set forth in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly, this Amendment No. 2 may be relied on as the final Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 2 is not an admission that the original Form 10-K or Amendment No. 1 to the original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     On June 2, 2010, the Company engaged Sherb & Co. LLP as its first certifying auditors. Sherb & Co. is located at 805 Third Avenue, New York, New York.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Since the Company has securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company is responsible for maintaining, and management is responsible for evaluating, the effectiveness of, disclosure controls and procedures as provided in Rule 13a-15(e) of the Exchange Act. Item 307 of the SEC's Regulation S-K requires that our principal executive and principal financial officer evaluate the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Unfortunately, our prior management, which was in control of the Company during fiscal year 2009, did not have any such controls in place during our fiscal year ended December 31, 2009. Therefore, we conclude that our disclosure controls and procedures were ineffective as of December 31, 2009, as evidenced by, among others things, the late filing of our Exchange Act reports.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

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

     Unfortunately, our prior management did not evaluate our internal control over financial reporting as of December 31, 2009, because the Company had no such internal control over financial reporting. Notwithstanding the Company's lack of internal control over financial reporting, our prior principal executive and principal financial officers did not make any such evaluation. Therefore, it follows that our internal control over financial reporting was ineffective at the end of our fiscal year ended December 31, 2009.

CHANGES IN INTERNAL CONTROL

     No changes to our nonexistent internal control over financial reporting were made during the fiscal year ended December 31, 2009.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SavWatt USA, Inc.


Dated: January 24, 2011               /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 24, 2011               /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President, Chief Financial Officer
                                      and Director (Principal Executive Officer)
                                      (Principal Financial Officer and
                                      (Principal Accounting Officer)

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