Form 10-Q/A
period 2010-06-30
SavWatt USA, Inc.
filed 2011-01-24
CIK 1385305

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

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................ 4

     Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009
     (Audited)............................................................... 4

     Statements of Operations for the Three months and Six months ended
     June 30, 2010 and June 30, 2009, and for the Period from
     October 20, 2006 (Inception) to June 30, 2010 (Unaudited)............... 5

     Statements of Cash Flows for the Six Months Ended June 30, 2010 and
     June 30, 2009, and for the Period from October 20, 2006 (Inception) to
     June 30, 2010 (Unaudited)............................................... 6

     Notes to Financial Statements as of June 30, 2010 (Unaudited)........... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 17

Item 4.  Controls and Procedures............................................ 17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 18

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

Item 4.  Submission of Matters to a Vote of Security Holders................ 18

Item 5.  Other Information.................................................. 18

Item 6.  Exhibits........................................................... 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report on Form 10-Q of SavWatt USA, Inc. ("Company") for the quarter ended June 30, 2010 ("Original 10-Q"). This Amendment No. 1 is being filed for the purpose of responding to comments received from the staff of the Securities and Exchange Commission ("SEC"), as they relate to our disclosure of disclosure controls and procedures.

     This Amendment No. 1 may be relied on as the final Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 1 is not an admission that the Original 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Since the Company has securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company is responsible for maintaining, and management is responsible for evaluating, the effectiveness of, disclosure controls and procedures as provided in Rule 13a-15(e) of the Exchange Act. Item 307 of the SEC's Regulation S-K requires that our principal executive and principal financial officer evaluate the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management reviewed our disclosure controls and procedures as of June 30, 2010, and determined that our disclosure controls and procedures were ineffective as of June 30, 2010, as evidenced by, among others things, the late filing of our Exchange Act reports.

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