Form 10-Q/A
period 2010-09-30
SavWatt USA, Inc.
filed 2011-01-24
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-Q

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

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................. 4

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009
 (Audited)................................................................... 4

Statements of Operations for the Three months and Nine months ended September 30, 2010 and, September 30, 2009, and for the Period from October 20, 2006
(Inception) to September 30, 2010 (Unaudited)................................ 5

Statements of Cash Flows for the nine Months Ended September 30, 2010 and September 30, 2009, and for the Period from October 20, 2006 (Inception) to
September 30, 2010(Unaudited)................................................ 6

Notes to Financial Statements as of September 30, 2010 (Unaudited)........... 7

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

Item 4. Submission of Matters to a Vote of Security Holders................. 18

Item 5. Other Information................................................... 18

Item 6. Exhibits............................................................ 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-Q/A ("Amendment No. 2") amends the Quarterly Report on Form 10-Q of SavWatt USA, Inc. ("Company") for the quarter ended September 30, 2010 ("Original 10-Q"). This Amendment No. 2 is being filed for the purpose of responding to comments received from the staff of the Securities and Exchange Commission ("SEC"), as they relate to our disclosure of disclosure controls and procedures.

     This Amendment No. 2 may be relied on as the final Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 2 is not an admission that the Original 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Since the Company has securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company is responsible for maintaining, and management is responsible for evaluating, the effectiveness of, disclosure controls and procedures as provided in Rule 13a-15(e) of the Exchange Act. Item 307 of the SEC's Regulation S-K requires that our principal executive and principal financial officer evaluate the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our management, including Isaac H. Sutton, our chief and principle executive and financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded as of September 30, 2010, that our disclosure controls and procedures have been improved and were effective as of September 30, 2010.

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