Form 10-K/A
period 2009-12-31
SavWatt USA, Inc.
filed 2011-01-28
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO. 3 TO
                                    FORM 10-K

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non- accelerated filer [ ]                         Smaller reporting company [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

EXPLANATORY NOTE

     This Amendment No. 3 on Form 10-K/A ("Amendment No. 3") amends Amendment No. 2 to the Annual Report on Form 10-K of SavWatt USA, Inc. ("Company") for the fiscal year ended December 31, 2009. Amendment No. 2 was filed with the Securities and Exchange Commission ("SEC") on January 24, 2011. This Amendment No. 3 is being filed for the purpose of checking the "No" box on the cover sheet hereof to indicate that the registrant is not a shell company, which was previously, erroneously checked as "Yes."

     Except as described above, this Amendment No. 3 does not amend any other information set forth in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly, this Amendment No. 3 may be relied on as the final Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 3 is not an admission that the original Form 10-K or Amendment No. 1 or No. 2 to the original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SavWatt USA, Inc.


Dated: January 28, 2011               /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 28, 2011               /s/ Isaac H. Sutton
                                      ------------------------------------------
                                 By:  Isaac H. Sutton
                                 Its: President, Chief Financial Officer
                                      and Director (Principal Executive Officer)
                                      (Principal Financial Officer and
                                      (Principal Accounting Officer)

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