Form 10-Q/A
period 2010-03-31
SavWatt USA, Inc.
filed 2011-01-28
CIK 1385305

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

Item 4.   Submission of Matters to a Vote of Security Holders............... 18

Item 5.   Other Information................................................. 18

Item 6.   Exhibits.......................................................... 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A ("Amendment No. 2") amends the Quarterly Report on Form 10-Q of SavWatt USA, Inc. ("Company") for the quarter ended March 31, 2010 ("Original 10-Q"). This Amendment No. 2 is being filed for the purpose of checking the "No" box on the cover sheet hereof to indicate that the registrant is not a shell company, which was previously, erroneously checked as "Yes."

This Amendment No. 2 may be relied on as the final Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 2 is not an admission that the Original 10-Q or Amendment No. 1 to such Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

                                      SacWatt USA, Inc.


Dated: January 28, 2011                    /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

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