Form 10-Q/A
period 2010-09-30
SavWatt USA, Inc.
filed 2011-01-28
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 3 TO
                                    FORM 10-Q

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

Item 4. Submission of Matters to a Vote of Security Holders................. 18

Item 5. Other Information................................................... 18

Item 6. Exhibits............................................................ 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

     This Amendment No. 3 on Form 10-Q/A ("Amendment No. 3") amends the Quarterly Report on Form 10-Q of SavWatt USA, Inc. ("Company") for the quarter ended September 30, 2010 ("Original 10-Q"). This Amendment No. 3 is being filed for the purpose of checking the "No" box on the cover sheet hereof to indicate that the registrant is not a shell company, which was previously, erroneously checked as "Yes."

     This Amendment No. 3 may be relied on as the final Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 3 is not an admission that the Original 10-Q, Amendment No. 1 or No. 2, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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