Form 10-Q/A
period 2010-09-30
SavWatt USA, Inc.
filed 2011-03-14
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 4 TO
                                    FORM 10-Q

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

Item 4. Submission of Matters to a Vote of Security Holders................. 18

Item 5. Other Information................................................... 18

Item 6. Exhibits............................................................ 18

SIGNATURES.................................................................. 19

                         PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

     This Amendment No. 4 on Form 10-Q/A ("Amendment No. 4") amends the Quarterly Report on Form 10-Q of SavWatt USA, Inc. ("Company") for the quarter ended September 30, 2010 ("Original 10-Q"). This Amendment No. 4 is being filed for the purpose of clarifying Note 2 to the financial statements.

     This Amendment No. 4 may be relied on as the final Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and should be read in conjunction with the Company's other filings made with the SEC in 2010. The filing of this Amendment No. 4 is not an admission that the Original 10-Q, Amendment No. 1 or No. 2 or Amendment No. 3, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Development Stage Activities
The Company has been in the development stage since its formation.

From the Company's inception through March 2010, the Company was engaged in the business of providing long-term equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle market companies in a variety of industries, primarily located in the United States. The Company during this time had been very active and had conducted substantial operations, as discussed in our numerous reports filed on Form 8-K filed with the SEC during 2007-2010.

In 2010, the Company changed its name to SavWatt USA, Inc. to reflect our new primary business of producing, marketing and selling Light Emitting Diode ("LED") lighting. In furtherance of our new business, we have obtained the exclusive marketing rights in the United States to sell LED street lighting for Unilumin, a Chinese company as well as setting up its distribution and production center in Maryland.

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

                                      SavWatt USA, Inc.


Dated: March 14, 2011                      /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By:  Isaac H. Sutton
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 14, 2011                      /s/ Isaac H. Sutton
                                           -------------------------------------
                                      By: Isaac H. Sutton
                                      Its: President, Chief Financial Officer
                                           and Director (Principal Executive
                                           Officer) (Principal Financial Officer
                                           and Principal Accounting Officer)