Form 10-K
period 2010-12-31
SavWatt USA, Inc.
filed 2011-04-15
CIK 1385305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010

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

           1100 Wicomico Street, Suite 700, Baltimore, Maryland 21224
                    (Address of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non- accelerated filer [ ]                         Smaller reporting company [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2010) was approximately $1,166,158.

On April 13, 2011, 371,089,237 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----

                                     PART I
Item 1.  Business                                                             4
Item 1A. Risk Factors                                                         7
Item 2.  Properties                                                          14
Item 3.  Legal Proceedings                                                   14
Item 4.  (Removed and Reserved)                                              14

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                               15
Item 6.  Selected Financial Data                                             17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17
Item 7A. Quantitative and Qualitative Disclosure About Market Risk           18
Item 8.  Financial Statements                                                18
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            18
Item 9A. Controls and Procedures                                             19
Item 9B. Other Information                                                   19

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              20
Item 11. Executive Compensation                                              23
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     24
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        25
Item 14. Principal Accounting Fees and Services                              25

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                             25

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

                                    FOREWORD

     The Company was incorporated on October 20, 2006, under the name of Ludvik Capital, Inc. We changed our name to SavWatt USA, Inc. on April 5, 2010. On January 12, 2007, we filed a Form 10 registration statement under section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). As a consequence of filing our Form 10, we became subject to the periodic reporting requirements of the Exchange Act and were required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements pursuant to Regulation 14A and Schedule 14C Information Statements pursuant to the Exchange Act.

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

CURRENT BUSINESS

     Emitting more light per watt than incandescent bulbs and capable to lasting up to 100,000 hours, LED lights are revolutionizing the lighting industry. LED lights contain no harmful ultraviolet rays, do not flicker, or contain toxic substances. Additionally, by using LED lighting, energy consumption can decrease up to 80%. SavWatt USA, Inc (also referred to as "the Company") distributes LED technology through a network of independent distributors. Operating nationwide, the Company will create partnerships with manufacturers to secure the best selection of LED street lights, tubes, spot, and floodlights. SavWatt will supply commercial businesses and retailers, as well as municipalities and state governments, with warranty-guaranteed lighting technology. The Company will work closely with each client find the best solution to its lighting needs.

     In the past year, the market for LED technology in the United States has grown from $7 billion to $10.7 billion. This tremendous growth is reflective of inherent benefits of LED technology: a longer product lifetime and greatly improved energy efficiency. To spur adoption of energy efficient products, federal law mandates that all light bulbs are 30% more efficient by 2012. Federal tax deductions of up to $.60 per square foot are additionally available if a lighting system reduces power usage by 25 to 40% of the standard lighting power values specified by AHSRAE standard 90.1-2001. By 2012, the LED market in the United States is expected to be valued at $20.4 billion.

PRODUCTION:

     SavWatt will be sourcing LED products from factories in the FarEast. These factories assemble LED bulbs, fixtures and apparatuses based on SavWatt's specifications and bill of material requirements. UL or ETL certification for these products and factories are supervised by SavWatt technicians. SavWatt opened an office in Shenzen, China to supervise production schedules, shipment arrangements, samples and quality control inspections. All factories contracted by SavWatt will go through a quality control and performance test before becoming a master supplier for SavWatt products. An agreement which each supplier will protect SavWatt as to use of our brand, intellectual property and proprietary information to extent that is enforceable in China.

     In addition, the Company will begin assembling certain LED tubes in its new Baltimore Facility in the 2nd quarter of 2011.

     We are a development stage enterprise and have had nominal operations since inception.

     Our fiscal year end is December 31.

HOW TO CONTACT US

     The Company's principal executive offices are located at 1100 Wicomico Street, Suite 700, Baltimore, Maryland 21224. Our telephone number is (866) 641-3507.

COMPETITIVE BUSINESS CONDITIONS

     The lighting industry is intensely competitive and many of our competitors are large, well funded companies that have substantially larger staffs, manufacturing and distribution facilities and financial resources than we have at the present time. In the LED market, we compete with companies that manufacture or sell nitride-based LED chips as well as those that sell LED components. Competitors are offering new blue, green and white LEDs with aggressive prices and improved performance. These competitors may reduce average sales prices faster than we are able to reduce costs, and competitive pricing pressures may accelerate the rate of decline of our average sales prices.

     The Company will compete with major lighting manufacturers, including General Electric, Philips, and Sylvania. Although these companies have established reputations in the marketplace, each lacks the mobility and creativity to meet the new market demand for LED lighting in a competitive manner. SavWatt additionally faces competition from smaller U.S.-based lighting companies, but a majority of these lack the branding or marketing expertise that the Company possesses

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

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

     WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2010 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion our internal controls and procedures).

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

INTELLECTUAL PROPERTY RIGHTS

     The Company presently holds no intellectual property rights. The Company intends to seek copyright and trademark protection of its trade names and products. The Company's success and ability to compete are dependent to a degree on the Company's name and product recognition. Accordingly, the Company will primarily rely on copyright, trade secret and trademark law to protect its product and brand names of our products or the name(s) under which the Company conducts its business. Effective trademark protection may not be available for the Company's trademarks.

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

      Policing unauthorized use of the Company's products is made especially difficult by the global nature of the Internet and the difficulty in controlling the ultimate destination or security of products or other data. The laws of other countries may afford the Company little or no effective protection for the Company's intellectual property.

EMPLOYEES

     We currently have 17 full-time employees. We also have five part-time consultants, including Isaac H. Sutton, our President. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement.

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

WE FACE SIGNIFICANT CHALLENGES MANAGING OUR GROWTH.

     We will transform our business to support a global components and LED lighting product customer base. In order to manage our growth and change in our strategy effectively, we must continue to:

     *    maintain  or  contract  for  adequate  manufacturing   facilities  and
          equipment to meet customer demand;
     *    maintain a sufficient supply of raw materials to support our growth;
     * expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;
     *    expand the skills and capabilities of our current management team;
     *    add experienced senior level managers; and
     *    attract and retain qualified employees.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS.

     Our future success may depend on our ability to develop new and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we historically have experienced delays in completing the development and introduction of new products. The successful development and introduction of these products depends on a number of factors, including the following:

     * achievement of technology breakthroughs required to make commercially viable devices;
     * the accuracy of our predictions for market requirements and evolving standards;
     *    acceptance of our new product designs;
     *    acceptance of new technology in certain markets;
     *    the availability of qualified research and development personnel;
     *    our timely completion of product designs and development;
     * our ability to expand sales and influence key customers to adopt our products;
     * our ability to develop repeatable processes to manufacture new products in sufficient quantities and at low enough costs for commercial sales;

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

CHANGES IN OUR EFFECTIVE TAX RATE MAY HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Our future effective tax rates may be adversely affected by a number of factors including:

     * changes in government administrations, such as the Presidency and Congress of the U.S. as well as in the states and countries in which we operate, including the highly predicted expiration of the so-called "Bush Tax Cuts;"
     * changes in tax laws or interpretation of such tax laws and changes in generally accepted accounting principles;
     *    the  jurisdiction  in which  profits are  determined  to be earned and taxed;
     *    the  resolution  of  issues  arising  from  tax  audits  with  various authorities;
     *    changes in the valuation of our deferred tax assets and liabilities;
     *    adjustments  to  estimated  taxes upon  finalization  of  various  tax returns;
     * increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
     *    changes in available tax credits;
     *    the recognition and measurement of uncertain tax positions;
     * the lack of sufficient excess tax benefits (credits) in our additional paid in capital ("APIC") pool in situations where our realized tax deductions for certain stock-based compensation awards (such as non-qualified stock options and restricted stock) are less than those originally anticipated; and
     * the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes, or any changes in legislation that may result in these earnings being taxed within the U.S., regardless of our decision regarding repatriation of funds.

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

     The market price of our common stock may fluctuate significantly. From July 2007, the day we began trading publicly as LDVK, until March 28, 2011 our share prices per share have fluctuated in dramatic fashion. Our share price has fluctuated in response to various factors. Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have dramatic effects on our stock price, especially as various government agencies announce their planned investments in energy efficient technology, including lighting.

OUR COMMON STOCK MAY BE CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

     The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since July 2007, and may continue to be less than $5.00 per share, and, therefore, may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

     As of March 28, 2011, there were 278,504,388 shares of common stock issued and outstanding and 5,000,000 shares of preferred stock outstanding. We are authorized to issue up to 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 2. PROPERTIES.

     The Company does not own any real estate.

     On July 1, 2010, the Company relocated its principal executive offices from New York City to 6801 Eastern Avenue, Suite 203, Baltimore, Maryland 21224. Our new offices contain approximately 2,000 square feet under a written lease for a term of three years at an annual rent of $23,000.

     On February 11, 2011, the Company entered into a lease for approximately 24,561 square feet at 1100 Wicomico Street, Suite 700, Baltimore, Maryland, under a written lease for a term of ten years. This new facility will be the Company's new principal executive offices, as well as a manufacturing and assembly facility. We will not have to pay rent on this facility until February 1, 2012. Thereaftter, we will pay rent as follows:

     February 1, 2012 - January 31, 2013         $ 9,926.74 per month
     February 1, 2013 - January 31, 2016         $11,564.14 per month
     February 1, 2016 - January 31, 2019         $12,526.11 per month
     February 1, 2019 - January 31, 2021         $13,549.49 per month

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

ITEM 4. (REMOVED AND RESERVED)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report, the Company's Common Stock is quoted on the Pink Sheets under the symbol "SAVW.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors.

     The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.


                                            High         Low
                                           ------      -------
               Fiscal 2009
               First Quarter (2)           $ .130      $ .0100
               Second Quarter (1)          $ .020      $ .0021
               Third Quarter (1)           $ .015      $ .0023
               Fourth Quarter (1)          $ .012      $ .0024

               Fiscal 2010
               First Quarter (2)           $ .012      $ .0035
               Second Quarter (1)          $ .04       $ .0035
               Third Quarter (1)           $ .089      $ .0036
               Fourth Quarter (1)          $ .10       $ .0125

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

HOLDERS

     As of April 13, 2011 there were approximately 162 shareholders of record of the Company's Common Stock.

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

     On October 14, 2010 the Company issued 500,000 shares of its common stock as additional consideration pursuant to a 90 day promissory note. The shares issued were valued at $21,249 and recorded as interest expense.

     In November and December 2010, the Company issued 31,850,000 shares of Common Stock for services rendered by consultants valued at $1,311,325 which is recorded in the statement of operations as stock based compensation.

     From October 2010 through December 2010, the Company's assignee debt holders converted $173,469 of their outstanding debt into 18,374,278 shares of the Company's common stock.

     In December 2010, the Company recorded $51,556 related to the conversion expense resulting from a modification in the conversion price on two of the Company's notes, upon conversion.

     During the period of January 2011 through the filing date, the company issued 133,752,022 common shares for converting $363,654 of indebtedness.

     During the period of January 2011 through the filing date, the Company issued 4,600,000 shares of Common Stock for services.

     On January 11, 2011, an officer of the Company converted $250,000 of indebtedness into 5,000,000 shares of Series A Preferred Stock of the Company.

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

RESULTS OF OPERATIONS

     The Company has not generated any significant revenues since its inception on October 20,2006.

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

     The Company's operations for years ended December 31, 2010 and 2009 consist of General and administrative expenses incurred in the amount of $274,243 and $0, and professional fees amounting to $453,273 and $410,000, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO December 31, 2010.

     Expenses from inception consist of professional fees of $1,685.873 and general and administrative expenses consisting of organization and related expenses of $291,654 and $36,011,369 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception to date through the sale of common stock, amounting to $315,000, and through the issuance of a $50,000 loan payable.

     We had minimal cash on hand as of December 31, 2010 and a working capital deficiency of $2,060,161 We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had a net loss of $2,824,137 for the year ended December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS.

     Our consolidated financial statements and supplementary data may be found beginning at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     On June 2, 2010, the Company engaged Sherb & Co. LLP as its first certifying auditors. Sherb & Co. is located at 805 Third Avenue, New York, New York.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that our disclosure controls and procedures were effective as of December 31, 2010.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
     3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's directors and executive officers, and their ages as of March 23, 2011 are as follows:

    Name                   Period               Age                    Position(s)
    ----                   ------               ---                    -----------
Frank Kristan      10/20/2006 to 3/31/2010      51      Chairman of the Board of Directors
                                                        President and Chief Executive Officer
                                                        Secretary and Treasurer

Isaac H. Sutton    3/31/2010 to Present         57      Chairman of the Board of Directors President
                                                        and Secretary

Michael Haug       7/1/2010 to Present          45      Chief Executive Officer

Adam R. Kolodny    04/01/11 to Present          48      Chief Financial Officer

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

ISAAC H. SUTTON, 57, PRESIDENT AND SOLE DIRECTOR

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

ADAM R KOLODNY, 48, CHIEF FINANCIAL OFFICER

     Mr. Kolodny is a seasoned senior executive with cross-industry experience in the management of high growth, dynamic global companies. From 2008 through 2010, Mr. Kolodny served as an operational and financial consultant for companies engaged in, among other things, manufacturing and data services. From 2001 through 2007, Mr. Kolodny served as the Chief Operating Officer and Chief Financial Officer for PT-1 Communications. He was appointed to this position by that company's secured lenders. Mr.Kolodny was instrumental in the re-engineering of PT-1 Communications. Mr. Kolodny began his professional career as an accountant with Laventhol & Horwath, where he focused on technology and public companies. He received his Bachelor of Business Administration (Accounting) from Hofstra University n 1986.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

EMPLOYMENT CONTRACTS

     On July 1, 2010, the Company entered into an employment contract with Michael Haug, our Chief Executive Officer, for a one year term with a base salary of $84,000 per year. In addition, the Company agreed to issue 2,000,000 shares of common stock to Mr. Haug as a signing bonus and such shares vest at the end of the term of the agreement. Mr. Haug will also be entitled to participate in the Company's health care and bonus plans when implemented but not later than December 31, 2010.

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

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

     None.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. No one on the Company's management team was delinquent on such filings in 2010.

CODE OF BUSINESS CONDUCT AND ETHICS

     The Company has adopted a Code of Business Conduct and Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 1100 Wicomico Street, Suite 700, Baltimore, Maryland 21224

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to officers or directors of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                  Non-Equity
                                                                  Incentive    Nonqualified
Name and                                                            Plan        Deferred       All Other
Principal                                   Stock       Option     Compen-       Compen-        Compen-
Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)     sation($)    sation($)(1)  Totals($)(1)
--------       ----   ---------  --------   ---------   ---------  ---------     ---------    ------------  ------------

Frank          2009    $     0     $  0     $     0       $  0       $  0          $   0        $360,000       $360,000
Kristan,       2008    $     0     $  0     $     0       $  0       $  0          $   0        $360,000       $360,000
President      2007    $     0     $  0     $     0       $  0       $  0          $   0        $360,000       $360,000
and CEO

Isaac H.       2010    $15,000     $  0     $     0       $  0       $  0          $   0        $ 30,000       $ 45,000
Sutton,
Chariman,
President

Michael        2010    $42,000     $  0     $85,000       $  0       $  0          $   0        $      0       $127,000
Haug, CEO

----------
(1) Represents consulting fees paid to Ludvik Nominees Pty. Ltd., a company owned and controlled by Mr. Kristan.

STOCK OPTIONS AND WARRANTS

     There were no stock options or warrants outstanding on December 31, 2010

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2010.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2010.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made during fiscal 2010.

COMPENSATION OF DIRECTORS

     The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2010, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding beneficial ownership of the Company's capital stock as of March 28, 2010 by (i) each person who is known by the Company to beneficially own more than five percent of any class of the Company's capital stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group.

  Title of             Name and Address of            Amount and Nature of      Percent
   Class                 Beneficial Owner             Beneficial Ownership      of Class
   -----                 ----------------             --------------------      --------
Common Stock       Isaac H. Sutton (1)                      50,723,310           18.21%
                   Sutton Global Associates, Inc.
                   475 Park Ave South 30th FL
                   New York, New York 10016

Common Stock       Michael Haug                              2,000,000             .72%
                   6801 Eastern Avenue, Suite 203
                   Baltimore, MD 21224

Common Stock       Adam R Kolodny                                   -0-             -0-
                   6801 Eastern Avenue, Suite 203
                   Baltimore, MD 21224

Common Stock       All Executive Officers and               52,723,310           19.93%
                   Directors as a Group (1 person)

Preferred A        Isaac H. Sutton (1)                       5,000,000             100%
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

     Mr Isaac H. Sutton, the Company's President and Sole Director, is also a shareholder in SavWatt Industries, LLC and a debtor of the Company. Mr Isaac H. Sutton the Company's President and Sole Director is a beneficial owner in Sutton Global Associates, Inc and GoIP Global, Inc both companies which have provided at certain times, short term loans to the Company.

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

     (1) Audit Fees. For the fiscal years ended December 31, 2010, the Company's auditors charged us $12,000 for services rendered for the audit of our annual financial statements.

     (2) Audit-Related Fees. For the fiscal year ended December 31, 2010, our auditors charged us $6,000 for audit-related services (review).

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice for the fiscal year ended December 31, 2010.

     (4) All Other Fees. None.

(5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal year ended December 31, 2010; hence, there were no pre-approval policies or procedures in effect during such fiscal year.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     See the Exhibits Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

Exhibit                            Description
-------                            -----------
10.1**        Commercial Office Lease
14*           Code of Business Conduct Ethics
21**          Subsidiaries of the Company
31.1**        Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section 1350
31.2**        Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350
32.1**        906 Certification of Principal Executive Officer
32.2**        906 Certification of Principal Financial Officer

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

                                SaVWatt USA, Inc.


Dated: April 15, 2011                /s/ Michael Haug
                                     ------------------------------------------
                                By:  Michael Haug
                                Its: Chief Executive Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of SavWatt USA, Inc.
(f/k/a Ludvik Capital, Inc.
(A Development Stage Company):


We have audited the accompanying consolidated balance sheets of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. (A Development Stage Company) and subsidiary as of December 31, 2010 and December 31, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception, October 20, 2006 through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SavWatt USA, Inc. f/k/a Ludvik Capital, Inc. at December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception, October 20, 2006 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Sherb & Co., LLP
                                            ------------------------------------
                                            Certified Public Accountants
New York, New York
April 13, 2011

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,           December 31,
                                                                         2010                  2009
                                                                     ------------           ------------
                                     ASSETS

Current assets:
  Cash                                                               $      2,422           $         --
  Accounts receivable                                                         619                     --
  Inventory                                                                42,853                     --
  Other current assets                                                     32,200                     --
                                                                     ------------           ------------
      Total current assets                                                 78,094                     --

Computer Equipment                                                         10,803                     --

                                                                     ------------           ------------
      Total assets                                                   $     88,897           $         --
                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                              $    112,318           $         --
  Due to related party                                                    504,600                     --
  Stockholder loan payable                                              1,129,698                685,750
  Accrued interest - stockholder                                          175,596                429,082
  Loan payable                                                             50,000                     --
  Convertible loan payable                                                200,000                     --
                                                                     ------------           ------------
      Total liabilities                                                 2,172,212              1,114,832
                                                                     ------------           ------------
Stockholders' deficit
  Common stock, $0.0001 par value, 2,000,000,000 shares
   and 100,000,000 shares authorized, 167,531,786 and
   79,474,175 shares issued and outstanding, respectively                  16,752                  7,947
  Additional paid-in capital                                           37,120,142             35,256,348
  Accumulated deficit during development stage                        (39,203,264)           (36,379,127)
                                                                     ------------           ------------
      Total stockholders' deficit  - SavWatt USA                       (2,066,370)            (1,114,832)

  Noncontrolling interests                                                (16,945)                    --
                                                                     ------------           ------------
      Total stockholders' deficit                                      (2,083,315)            (1,114,832)
                                                                     ------------           ------------

      Total liabilities and stockholders' deficit                    $     88,897           $         --
                                                                     ============           ============


                     See Notes to the Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             From Inception
                                                                                           (October 20, 2006)
                                                 Year Ended             Year Ended              through
                                                December 31,           December 31,           December 31,
                                                    2010                   2009                   2010
                                                ------------           ------------           ------------
REVENUES                                        $      4,059           $         --           $      4,059
                                                ------------           ------------           ------------

EXPENSES
  General and administrative                         276,867                     --                291,654
  Professional fees                                  484,606                410,000              1,685,873
  Bad debt expense-related party                     218,636                     --                218,636
  Stock based compensation                         1,311,325                350,001             36,011,369
                                                ------------           ------------           ------------
      Total Expenses                               2,291,434                760,001             38,207,532
                                                ------------           ------------           ------------

LOSS FROM OPERATIONS                              (2,287,375)              (760,001)           (38,203,473)
                                                ------------           ------------           ------------

OTHER INCOME (EXPENSE)
  Other income                                         5,000                     --                  5,010
  Interest expense                                   (33,220)                    --                (33,220)
  Interest expense-related party                    (473,931)              (184,436)              (903,013)
  Debt Conversion Expense                            (51,556)                    --                (51,556)
                                                ------------           ------------           ------------
      Total Other Income (Expense)                  (553,707)              (184,436)              (982,779)
                                                ------------           ------------           ------------

NET LOSS                                          (2,841,082)              (944,437)           (39,186,252)

NET LOSS ATTRIBUTABLE TO
 NONCONTROLLING INTERESTS                             16,945                     --                 16,945
                                                ------------           ------------           ------------

NET LOSS ATTRIBUTABLE TO SAVWATT USA, INC.      $ (2,824,137)          $   (944,437)          $(39,203,264)
                                                ============           ============           ============

NET LOSS PER SHARE, BASIC AND DILUTED           $     (0.027)          $     (0.012)
                                                ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING, BASIC AND DILUTED           105,307,057             79,049,517
                                                ============           ============


                      See Notes to the Financial Statements

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        From Inception
                                                                  For the years ended                 (October 20, 2006)
                                                          -----------------------------------              through
                                                          December 31,           December 31,            December 31,
                                                              2010                   2009                    2010
                                                          ------------           --------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (2,824,137)          $     (944,437)         $(39,186,252)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Net loss attributable to non controlling interest         (16,945)                      --               (16,945)
     Stock issued for services                               1,311,325                   50,000             1,371,326
     Stock issued for interest                                  21,249                       --                21,249
     Stock based compensation                                       --                  350,001            34,700,044
     Bad debt expense - related party                          218,636                                        218,636
     Debt modification expense                                  51,556                       --                51,556
  Increase (decrease) in cash flows as a result of
   changes in asset and liability account balances:
     Accounts receivable                                          (621)                      --                  (621)
     Inventory                                                 (42,852)                      --               (42,852)
     Other current assets                                      (32,200)                      --               (32,200)
     Accounts payable and accrued expenses                     112,318                       --                97,052
     Related party payable                                     285,965                       --               504,600
     Stockholder loan payable                                   90,000                  360,000             1,260,000
     Accrued interest - stockholder                            473,931                  184,436               903,013
                                                          ------------           --------------          ------------
        Total adjustments                                    2,472,362                  944,437            38,814,400
                                                          ------------           --------------          ------------
        Net cash used in operating activities                 (351,775)                      --              (371,852)
                                                          ------------           --------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of computer equipmnet                              (10,803)                      --               (10,803)
                                                          ------------           --------------          ------------
        Net cash provided by financing activities              (10,803)                      --               (10,803)
                                                          ------------           --------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       315,000                       --               335,000
  Proceeds from issuance of loan payable                        50,000                       --                50,000
                                                          ------------           --------------          ------------
        Net cash provided by financing activities              365,000                       --               385,000
                                                          ------------           --------------          ------------

NET DECREASE IN CASH                                             2,422                       --                 2,422

CASH, BEGINNING OF PERIOD                                           --                       --                    --
                                                          ------------           --------------          ------------
CASH, END OF PERIOD                                       $      2,422           $           --          $      2,422
                                                          ============           ==============          ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $         --           $           --          $         --
                                                          ============           ==============          ============
  Income taxes paid                                       $         --           $           --          $         --
                                                          ============           ==============          ============
  Stock issued for repayment of shareholder loan          $         --           $           --          $    484,250
                                                          ============           ==============          ============
  Subscription receivable                                 $         --           $           --          $     20,000
                                                          ============           ==============          ============
  Stockholder loan assigned                               $    373,469           $           --          $    373,469
                                                          ============           ==============          ============
  Common stock issued as a result of debt conversion      $    173,469           $           --          $    173,469
                                                          ============           ==============          ============
  Stockholder loan and accrued interest exchanged
   for a short term convertible note                      $  1,503,167           $           --          $  1,503,167
                                                          ============           ==============          ============

                       See Notes to Financial Statements

                                SavWatt USA, Inc
                            f/k/a Ludvik Capital, Inc.
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                 Deficit
                                                                                               Accumulated
                                                          Common Stock         Additional        During            Total
                                                     ---------------------      Paid-in        Development     Stockholders'
                                                     Shares           $         Capital           Stage           Deficit
                                                     ------         ----        -------           -----           -------
Balance, October 20, 2006 (Inception)                      --    $       --    $        --    $         --     $         --

Stock issued upon merger in accordance with
 Bankruptcy Court order ($.0005 per share)         40,000,000         4,000         16,000              --           20,000

Net loss for the year ended December 31, 2006              --            --             --        (106,914)        (106,914)
                                                   ----------    ----------    -----------    ------------     ------------
Balance, December 31, 2006                         40,000,000         4,000         16,000        (106,914)         (86,914)

Stock issued in connection with acquisition            24,196             2             (2)             --               --

Stock issued for services ($5.52 per share)         2,055,710           205     11,349,795              --       11,350,000

Stock issued to retire debt - Shareholder loans
 ($1.01 per share)                                 14,325,000         1,433     14,466,818              --       14,468,251

Net loss for the year ended December 31, 2007              --            --             --     (26,054,806)     (26,054,806)
                                                   ----------    ----------    -----------    ------------     ------------
Balance, December 31, 2007                         56,404,906         5,640     25,832,611     (26,161,720)        (323,469)

Stock issued to retire debt - Shareholder loans
($.52 per share and $.40 per share)                18,069,269         1,807      9,024,236              --        9,026,043

Net loss for the year ended December 31, 2008              --            --             --      (9,272,970)      (9,272,970)
                                                   ----------    ----------    -----------    ------------     ------------
Balance, December 31, 2008                         74,474,175         7,447     34,856,847     (35,434,690)        (570,396)

Stock issued for services ($.80 per share)          5,000,000           500        399,501              --          400,001

Net loss for the period ended December 31, 2009            --            --             --        (944,437)        (944,437)
                                                   ----------    ----------    -----------    ------------     ------------
Balance, December 31, 2009                         79,474,175         7,947     35,256,348     (36,379,127)      (1,114,832)

Common stock issued for cash                       37,333,333         3,733        311,267              --          315,000

Fair value of common stock issued for services
 (average $.0395 per share)                        31,850,000         3,185      1,308,140              --        1,311,325

Fair value of common stock issued for interest
 (.0425 per share)                                    500,000            50         21,199              --           21,249

Common stock issued pursuant to noteholder debt
 conversion                                        18,374,278         1,837        171,632              --          173,469

Modification expense related to conversion of
 debt                                                      --            --         51,556              --           51,556

Net loss for the year ended December 31, 2010              --            --             --      (2,824,137)      (2,824,137)
                                                 ------------    ----------    -----------    ------------     ------------

Balance, December 31, 2010                        167,531,786    $   16,752    $37,120,142    $(39,203,264)    $ (2,066,370)
                                                 ============    ==========    ===========    ============     ============

                       See Notes to Financial Statements

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

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

GOING CONCERN AND BASIS OF PRESENTATION
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,824,137 for the year ended December 31, 2010. In addition, the Company has incurred a net loss from inception (October 20, 2006) through December 31, 2010 and accumulated deficit amounting to $39,203,264. Since its inception, the Company has not generated any revenues and has minimal cash resources.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in Led lighting and expects to generate sufficient revenue by the fourth quarter of 2011 with a positive cash flow. Until then, the Company the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of SavWatt USA, Inc., as well as Pro Eco Solutions, LLC for the period from November 1, 2010 through December 31, 2010 and are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated upon consolidation.

NONCONTROLLING INTERESTS
Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity.

DEVELOPMENT STAGE ACTIVITIES
The Company has been in the development stage since its formation.

From the Company's inception through March 2010, the Company was engaged in the business of providing long-term equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle market companies in a variety of industries, primarily located in the United States. The Company during this time frame had been very active and had conducted substantial operations, as discussed in our numerous reports with the SEC during 2007-2010.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments may include cash, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010 and December 31, 2009.

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Accounts receivable are presented net of an allowance for doubtful accounts of $0.

As of December 31, 2010 the Company wrote off a related party receivable amounting to $218,636 and recorded a bad debt expense, based on management's Company's evaluation of the balance and certainty that the balance would not be collectible in the future.

PROPERTY AND EQUIPMENT AND DEPRECIATION
Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows:

     *    Data processing equipment 3 to 5 years

INVENTORY
The Company's inventory consists of entirely of finished goods, and is valued at lower of cost or market price. Cost is determined on a first-in, first-out ("FIFO") basis. To ensure inventory is carried at the lower of cost or market, the Company periodically evaluates the carrying value and also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management's judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

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

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

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

The average number of common shares outstanding for the period from Inception ( October 20, 2006) through December 31, 2010 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

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

The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of December 31, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2010 and December 31, 2009, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

NOTE 4 - OTHER ASSETS

The following is included in other assets:

Deposits for Imports                             $ 25,000
Prepaid Rent                                        5,385
                                                 --------
                                                 $ 30,385
                                                 ========

NOTE 5 - INCOME TAXES

At December 31, 2010 and December 31, 2009 the Company had a deferred tax asset of approximately $984,000 and $431,000, respectively, calculated at a combined federal and state expected rate of 38%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded.

The significant components of the deferred tax assets at December 31, 2010 and December 31, 2009 are as follows:

                                               December 31,         December 31,
                                                  2010                 2009
                                               ----------           ----------

Deferred tax asset-net operating losses        $  724,000           $  171,000
Accrued compensation                              260,000              260,000
Deferred tax asset valuation allowance           (984,000)            (431,000)
                                               ----------           ----------
Net deferred tax asset                         $       --           $       --
                                               ==========           ==========

The reconciliation between the statutory federal income tax rate of 35% to the actual rate is as follows:

                                               December 31,         December 31,
                                                  2010                 2009
                                               ----------           ----------

Expected Federal tax (benefit)                 $ (966,000)          $ (321,000)
Expected State tax (benefit), net of federal     (114,000)             (38,000)
Permanent differences                             527,000              152,000
Change in valuation allowance                     553,000              207,000
                                               ----------           ----------
Effective tax rate                             $       --           $       --
                                               ==========           ==========

At December 31, 2010 and December 31, 2009, the Company had a net operating loss carry forward of $1,904,000 and $449,000, respectively, which expires in the year 2030 and 2029, respectively.

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

NOTE 6 - STOCKHOLDER LOANS

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

The parties agreed that following components made up the balance of the Secured Convertible Note as of March 31, 2010:

         Advisory Fees                             $ 1,260,000
         Accrued Interest                              727,417
         Value of shares issued for payment           (484,250)
                                                   -----------
                                                   $ 1,503,167
                                                   ===========

This note was payable on June 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. Upon default, the unpaid principal balance of this note and any accrued and unpaid interest bear interest at the rate of 18%. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share. As of December 31, 2010 and as of the date of this filing, this note was in default. In April 2011, the Company received a waiver of the default and extended the due date of the note to December 31, 2011, at an interest rate of 18%.

In the 3rd and 4th quarter of 2010 this stockholder assigned $373,469 of the loan payable to investors as discussed in Note 7. As of December 31, 2010, the stockholder loan balance and related accrued interest amounted to $1,129,698 and $175,596, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On March 31, 2010, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director.

As of December 31, 2010, the Company recorded $30,000 expense related to consulting fees earned by the Company's President for 6 months.

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

During the Period of April 1, 2010 - December 31, 2010, the Company received short term funding from Sutton Global Associates, Inc., which is a related party since this company is controlled by Isaac H. Sutton the Company's President and Sole Director. As of December 31, 2010, the Company owes $479,600 to Sutton Global Associates, Inc.

During 2010, the Company advanced certain monies to GoIP Global, a related party controlled by Isaac H. Sutton the Company's President and Sole Director, to fund its operations. In addition, the Company entered into a one year agreement with GoIP where as GoIP provided messaging services to the Company. As of December 31, 2010, the Company's payable related to these services amounted to $25,000.

In December 2010, the Company wrote off $218,636 due from another affiliated company SavWatt Industries, LLC, a company later controlled by Isaac H. Sutton. The original owners are now employees of the Company. The Company determined that this amount would not be collectible and therefore recorded this amount as bad debt expense.

NOTE 8 - NONCONTROLLING INTEREST

In November 2010 the Company formed a joint venture in the form of a limited liability company Pro Eco Solutions LLC ("LLC"), whose purpose is specializing in comprehensive support services for all energy services companies and performance contractors. The Company is a 50.1% member/owner and the Company's President, Ike Sutton is also the chief executive officer of the LLC. Pursuant to the agreement, the members' initial contribution to the company capital is $10,000 of which 50.1% or $5,050 relates to the Company's portion. The initial contribution is payable in cash or in the form of a note payable on December 31, 2011. The Company and the non controlling has yet to make this initial contribution. The Company has committed to fund the LLC an additional $250,000 over the next 12 months. As of December 31, 2010 the Company has funded approximately $18,767. This amount has been eliminated upon consolidation. The net loss attributable to the non-controlling interest amounted to $16,945 as of December 31, 2010 and represents the non-controlling carrying value as of December 31, 2010, as shown in the accompanying balance sheet.

NOTE 9 - DEBT

ASSIGNMENT OF CONVERTIBLE DEBT
In August 2010 through December 2010 a stockholder assigned $373,469 of his loan payable to investors transferring all the rights and interests of the original note (as disclosed in Note 5). As of December 31, 2010 the assignee debt holders have converted $173,469 of their outstanding debt into 18,374,278 shares of the Company's common stock resulting in the loan payable balance of $200,000.

LOAN PAYABLE
In October 2010, the Company entered into a secured promissory note for $50,000. The note is payable within 90 days and bears an interest rate of 5%, due at maturity. In addition to the 5% interest rate the Company issued 500,000 shares of its common stock as additional consideration. The shares issued are valued at $21,249 and recorded as interest expense.

NOTE 10 - EQUITY TRANSACTIONS FROM INCEPTION TO THE FILING DATE

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

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

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

On May 31, 2010 and June 10, 2010 the Company sold a total of 24,000,000 common shares for $240,000.

                                SavWatt USA, Inc.
                            f/k/a Ludvik Capital, Inc
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           From Inception, October 20, 2006 through December 31, 2010

On July 10, 2010, the Company sold 5,000,000 shares of common stock for $50,000.

On September 17, 2010 the Company sold 8,333,333 shares of common stock for $25,000.

On October 14, 2010 the Company issued 500,000 shares of its common stock as additional consideration pursuant to a 90 day promissory note. The shares issued were valued at $21,249 and recorded as interest expense.

In November and December 2010, the Company issued 31,850,000 shares of Common Stock for services rendered by consultants valued at $1,311,325 which is recorded in the statement of operations as stock based compensation.

From October 2010 through December 2010, the Company's assignee debt holders converted $173,469 of their outstanding debt into 18,374,278 shares of the Company's common stock.

In December 2010, the Company recorded $51,556 related to the conversion expense resulting from a modification in the conversion price on two of the Company's notes, upon conversion.

During the period of January 2011 through the filing date, the company issued 133,752,022 common shares for converting $363,654 of indebtedness.

During the period of January 2011 through the filing date, the Company issued 4,600,000 shares of Common Stock for services.

On  January  11,  2011,  an  officer  of  the  Company  converted   $250,000  of
indebtedness into 5,000,000 shares of Series A Preferred Stock of the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

NOTE 12 - SUBSEQUENT EVENTS

In February 2011, the company entered 10 year lease for office and manufacturing space in Baltimore Md. The company will occupy approximately 23,000 square feet with annual base rentals beginning at $9,926 per year in the second year.