Form 10-Q
period 2011-03-31
SavWatt USA, Inc.
filed 2011-05-20
CIK 1385305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION FROM ____________ TO ___________

                        Commission File Number: 000-53807


                                SavWatt USA Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other Jurisdiction of Incorporation or Organization)

                       1100 Wicomico Street, Baltimore MD
                    (Address of principal executive offices)

                                 (866) 641-3507
                         (Registrant's telephone number)

                                   27-2478133
                      (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 19, 2011 , there were 669,761,367 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "SavWatt." the Company", " we", "our", and "us" refers to SavWatt USA, Inc., a Delaware corporation formerly known as Ludvik Capital, Inc., and our subsidiary. The information which appears on our web site is not part of this report.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, including approximately $1 million of past due notes, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2010 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 4

          Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and
          December 31, 2010 (Audited)                                          4

          Consolidated Statements of Operations for the Three Months
          ended March 31, 2011 and 2010 and, for the Period from
          October 20, 2006 (Inception) to March 31, 2011 (Unaudited)           5

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and for the Period from October 20, 2006
          (Inception) to March 31, 2011 (Unaudited)                            6

          Notes to Consolidated Financial Statements as of
          March 31, 2011 (Unaudited)                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          19

Item 4.   Controls and Procedures                                             20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   20

Item 1A.  Risk Factors                                                        20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.   Defaults Upon Senior Securities                                     20

Item 4.   (Removed and Reserved)                                              20

Item 5.   Other Information                                                   20

Item 6.   Exhibits                                                            21

SIGNATURES                                                                    21

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                March 31,             December 31,
                                                                                  2011                   2010
                                                                              ------------           ------------
                                                                               (Unaudited)             (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                        $     27,163           $      2,422
  Accounts receivable                                                                1,835                    619
  Inventory                                                                         42,853                 42,853
  Related party receivable                                                             207                     --
  Other current assets                                                              85,741                 32,200
                                                                              ------------           ------------
      TOTAL CURRENT ASSETS                                                         157,799                 78,094
                                                                              ------------           ------------
Equipment                                                                           22,985                 10,803
                                                                              ------------           ------------

      TOTAL ASSETS                                                            $    180,784           $     88,897
                                                                              ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $    171,986           $    112,318
  Due to related party                                                             666,253                504,600
  Stockholder loan payable                                                         502,771              1,129,698
  Accrued interest - stockholder                                                   220,552                175,596
  Loan payable                                                                     100,000                 50,000
  Convertible debt, net of debt discount of $91,000 and $0                         367,273                200,000
                                                                              ------------           ------------
      TOTAL CURRENT LIABILITIES                                                  2,028,835              2,172,212
                                                                              ------------           ------------
Long term convertible debt, net of debt disount of $25,000 and $0                       --                     --
                                                                              ------------           ------------
      TOTAL LIABILITIES                                                          2,028,835              2,172,212
                                                                              ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value, 200,000,000 shares authorized;
   5,000,000 issued and outstanding                                                    500                     --
  Common stock, $0.0001 par value, 2,000,000,000 shares authorized,
   326,837,722 issued and 307,133,826 outstanding and 167,531,786
   shares issued and outstanding, respectively                                      30,712                 16,752
  Additional paid-in capital                                                   (38,705,652)            37,120,142
  Accumulated deficit during development stage                                 (40,526,561)           (39,203,264)
                                                                              ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT - SAVWATT USA                                 (1,789,697)            (2,066,370)
                                                                              ------------           ------------
Noncontrolling interests                                                           (58,353)               (16,945)
                                                                              ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                               (1,848,050)            (2,083,315)
                                                                              ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    180,784           $     88,897
                                                                              ============           ============


            See accompanying notes to unaudited financial statements.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    From Inception
                                                               Three Months       Three Months    (October 20, 2006)
                                                                  Ended              Ended             through
                                                                 March 31,          March 31,          March 31,
                                                                   2011               2010               2011
                                                               ------------       ------------       ------------
                                                                (Unaudited)        (Unaudited)        (Unaudited)
REVENUES                                                       $      3,784       $         --       $      7,843
                                                               ------------       ------------       ------------
EXPENSES
  General and administrative                                        292,143             90,000            586,421
  Professional fees                                                 170,965                 --          1,888,171
  Bad debt expense-related party                                         --                 --            218,636
  Stock based compensation                                           62,250                 --         36,073,619
                                                               ------------       ------------       ------------
TOTAL EXPENSES                                                      525,358             90,000         38,766,847
                                                               ------------       ------------       ------------
LOSS FROM OPERATIONS                                               (521,574)           (90,000)       (38,759,004)
                                                               ------------       ------------       ------------
OTHER INCOME (EXPENSE)
  Other income                                                           --                 --              5,010
  Interest expense                                                  (34,109)                --            (67,329)
  Interest expense-stockholder                                      (44,956)          (298,335)          (947,969)
  Loss on settlement of related party debt                          (10,000)                --            (10,000)
  Amortization of debt discount                                    (359,000)                --           (359,000)
  Debt conversion expense                                          (395,066)                --           (446,622)
                                                               ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                                       (843,131)          (298,335)        (1,825,910)
                                                               ------------       ------------       ------------
NET LOSS                                                         (1,364,705)          (388,335)       (40,584,914)

NET LOSS ATTRIBUTABLE TO  NONCONTROLLING INTERESTS                   41,408                 --             58,353
                                                               ------------       ------------       ------------

NET LOSS ATTRIBUTABLE TO SAVWATT USA, INC                      $ (1,323,297)      $   (388,335)      $(40,526,561)
                                                               ============       ============       ============

NET LOSS PER SHARE, BASIC AND DILUTED                          $      (0.01)      $      (0.00)
                                                               ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                              215,601,052         79,474,175
                                                               ============       ============


           See accompanying notes to unaudited financial statements.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                      From Inception
                                                                                                    (October 20, 2006)
                                                                       For the Three Months              through
                                                                  March 31,           March 31,          March 31,
                                                                    2011                2010               2011
                                                                ------------        ------------       ------------
                                                                 (Unaudited)         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (1,323,297)       $   (944,437)      $(40,526,561)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Net loss attributable to non controlling interest               (41,408)                 --            (58,353)
     Stock issued for services                                        62,250              50,000          1,433,576
     Stock issued for interest                                        14,000                  --             35,249
     Stock based compensation                                             --             350,001         34,700,044
     Bad debt expense - related party                                     --                  --            218,636
     Loss on settlement of related party debt                         10,000                  --             10,000
     Amortization of debt discount                                   359,000                  --            359,000
     Debt modification expense                                       395,066                  --            446,622
  Increase (decrease) in cash flows as a result of
   changes in asset and liability account balances:
     Related party receivable                                           (207)                 --               (207)
     Accounts receivable                                              (1,214)                 --             (1,835)
     Inventory                                                            --                  --            (42,852)
     Other current assets                                            (53,541)                 --            (85,741)
     Accounts payable and accrued expenses                            59,665                  --            171,983
     Due to related party                                            436,653                  --            722,618
     Stockholder loan payable                                             --             360,000          1,260,000
     Accrued interest-stockholder                                     44,956             184,436            947,969
                                                                ------------        ------------       ------------
      TOTAL ADJUSTMENTS                                            1,285,220             944,437         40,116,709
                                                                ------------        ------------       ------------
           NET CASH USED IN OPERATING ACTIVITIES                     (38,077)                 --           (409,852)
                                                                ------------        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of computer equipmnet                                    (12,182)                 --            (22,985)
                                                                ------------        ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                 (12,182)                 --            (22,985)
                                                                ------------        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  --                  --            335,000
  Proceeds from issuance of convertible debt                          75,000                  --             75,000
  Proceeds from issuance of loan payable                                  --                  --             50,000
                                                                ------------        ------------       ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                  75,000                  --            460,000
                                                                ------------        ------------       ------------
NET INCREASE IN CASH                                                  24,741                  --             27,163
CASH, BEGINNING OF PERIOD                                              2,422                  --                 --
                                                                ------------        ------------       ------------

CASH, END OF PERIOD                                             $     27,163        $         --       $     27,163
                                                                ============        ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $         --        $         --       $         --
                                                                ============        ============       ============
  Income taxes paid                                             $         --        $         --       $         --
                                                                ============        ============       ============
  Stock issued for repayment of shareholder loan                $     35,000        $         --       $    519,250
                                                                ============        ============       ============
  Subscription receivable                                       $         --        $         --       $     20,000
                                                                ============        ============       ============
  Stockholder loan assigned                                     $    580,000        $         --       $    953,469
                                                                ============        ============       ============
  Common stock issued as a result of debt conversion            $    368,654        $         --       $    542,123
                                                                ============        ============       ============
  Debt discount of convertible debt                             $    475,000        $         --       $    475,000
                                                                ============        ============       ============
  Stockholder loan and accrued interest exchanged
   for a short term convertible note                            $         --        $         --       $  1,503,167
                                                                ============        ============       ============

            See accompanying notes to unaudited financial statements.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SavWatt USA. Inc. formerly known as Ludvik Capital, Inc. (hereinafter "the Company") was incorporated on October 20, 2006 under the laws of the State of Delaware for the purpose of becoming a successor corporation by merger with Patriot Advisors, Inc. and Templar Corporation, pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine in Case No. 04-20328 whereby Ludvik Capital, Inc is the continuing entity.

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

SavWatt USA, Inc. ("SavWatt") business plan is to capitalize on the largely unaddressed commercial and consumer market for energy-efficient LED lighting by investing in product and corporate marketing. With public relations and advertising throughout the media, a recognized, popular consumer LED brand will be cultivated, spearheading and establishing a leading market share in the growing energy-efficient bulb sector during the next three to five years. SavWatt has the exclusive marketing rights in the United States to sell LED street lighting for a number of asian companies.

The Company is a development stage enterprise.

THE COMPANY'S YEAR END IS DECEMBER 31.

The Company's corporate headquarters were originally located in Virginia but are currently located in Baltimore MD.

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,323,297 for the three months ended March 31, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through March 31, 2011 and accumulated deficit amounting to $40,526,561. Since its inception, the Company has generated minimal revenues and has minimal cash resources.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ending March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SavWatt USA, Inc., as well as Pro Eco Solutions, LLC for the period from November 1, 2010 through March 31, 2011 and are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated upon consolidation.

NONCONTROLLING INTERESTS

Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since its formation.

From the Company's inception through March 2010, the Company was engaged in the business of providing long-term equity and debt investment capital to fund growth, acquisitions and recapitalizations of small and middle market companies in a variety of industries, primarily located in the United States. The Company during this time frame had been very active and had conducted substantial operations, as discussed in our numerous reports with the SEC during 2007 through the present.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments may include cash, accounts receivable, inventory, other assets, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011 and December 31, 2010.

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

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of March 31, 2011 the Company has not recorded depreciation since the production equipment purchased has yet to be utilized.

The estimated useful lives for significant equipment categories are from 3 to 5 years.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

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

REVENUE RECOGNITION

Revenue is recognized when all of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed and determinable; and, (4) collectability is reasonably assured. The Company has earned minimal revenue since inception.

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

The average number of common shares outstanding for the period from Inception ( October 20, 2006) through March 31, 2011 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, "Equity-Based Payments to Non-Employees" ("Topic No. 505-50"). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black- Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-08--Technical Corrections to Various Topics. This update's purpose is to eliminate GAAP inconsistencies, update outdated provisions, and provide needed clarifications. The adoption of ASU No. 2010- 08 will not have a material impact on the Company's financial statements.

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions. The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of March 31, 2011 and December 31, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2010 and March 31, 2011, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

NOTE 4 - OTHER ASSETS

Other assets is comprised of the following:

                    Deposits for Inventory          $50,000
                    Prepaid Rent                     12,620
                    Other deposits                   23,121
                                                    -------

                                                    $85,741
                                                    =======

NOTE 5 -STOCKHOLDER LOANS

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

From the period from inception, October 20, 2006 through the termination of the original agreement, March 31, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250.

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

In the 3rd and 4th quarter of 2010 this stockholder assigned $373,469 of the loan payable to investors (as discussed in Note 9)

In the 1st quarter 2011, the stockholder assigned $580,000 of the loan payable to investors and converted $46,927 into 4,692,700 shares of common stock.

As of March 31, 2011, the stockholder loan balance and related accrued interest amounted to $502,771 and $220,552, respectively.

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

As of March 31, 2011, there is no balance owing to or from GoIP Global.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

In December 2010, the Company wrote off $218,636 due from another affiliated company SavWatt Industries, LLC, a company later controlled by Isaac H. Sutton. The original owners are now employees of the Company. The Company determined that this amount would not be collectible and therefore recorded this amount as bad debt expense.

In the three months ending March 31, 2011, the Company received short term funding from Sutton Global Associates, Inc. of approximately $430,000. In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock. As of March 31, 2011 the balance due to Sutton Global amounted to $666,253.

NOTE 8 - NONCONTROLLING INTEREST

In November 2010 the Company formed a joint venture in the form of a limited liability company Pro Eco Solutions LLC ("LLC"), whose purpose is specializing in comprehensive support services for all energy services companies and performance contractors. The Company is a 50.1% member/owner and the Company's President, Ike Sutton is also the chief executive officer of the LLC. Pursuant to the agreement, the members' initial contribution to the company capital is $10,000 of which 50.1% or $5,050 relates to the Company's portion. The initial contribution is payable in cash or in the form of a note payable on December 31, 2011. The Company and the non controlling LLC has yet to make this initial contribution. The Company has committed to fund the LLC an additional $250,000 over the next 12 months.

As of March 31, 2011 the Company has funded approximately $49,892. This amount has been eliminated upon consolidation. The net loss attributable to the non-controlling interest amounted to $41,408 as of March 31, 2011. The non-controlling carrying value as of March 31, 2011 amounted to $58,353 as shown in the accompanying balance sheet.

NOTE 9 - DEBT

Short term Convertible Debt

In August 2010 through December 2010 a stockholder assigned $373,469 of his loan payable to investors transferring all the rights and interests of the original note (as disclosed in Note 6). As of December 31, 2010 the assignee debt holders have converted $173,469 of their outstanding debt into 18,374,278 shares of the Company's common stock resulting in the loan payable balance of $200,000.

During the quarter ending March 31, 2011, the Company entered into several short-term convertible notes as a resulting from the assignment of a stockholder loan payable with a total face amount of $580,000. These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at prices ranging from $0.01 to $0.00275 per share.

In accordance with ASC 470, the Company recorded a discount for the Beneficial Conversion Feature ("BCF") on the convertible debt amounting to $450,000 and is amortized over the life of the debentures. The Company recorded a discount amortization expense for the BCF of approximately $359,000 with a remaining unamortized balance of the discount of approximately $91,000.

As of March 31, 2011 $321,727 of these short term notes were converted into 124,309,340 shares of the Company's common stock. Some of these notes were converted at a cost less than the stated conversion price and as a result the Company recorded an expense related to the modification of the conversion price amounting to approximately $395,000.

As of March 31, 2011 the balance of the Company's short term convertible notes amounted to $367,273, net of the remaining debt discount of $91,000.

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

The interest on these debentures is accrued and due at the end of the term. The accrued interest amounted to approximately $30,000 and is included in accounts payable and accrued expenses.

LONG TERM CONVERTIBLE DEBT

On March 31, 2011, the Company received proceeds and entered into a long-term convertible note with a total face amount of $25,000 bearing an interest rate of 5% payable in full in eighteen months and convertible into shares of Company's common stock at $0.001 per share.

In accordance with ASC 470, the Company recorded a discount for the Beneficial Conversion Feature ("BCF") on the convertible debt amounting to $25,000 and is amortized over the life of the debentures. The Company recorded a discount amortization expense for the BCF of approximately $0 with a remaining unamortized balance of the discount of approximately $25,000.

As of March 31, 2011 the balance of the Company's long term convertible note amounted to $0, net of the remaining debt discount of $25,000.

The interest on this debenture is accrued and due at the end of the term.

LOANS PAYABLE

In October 2010, the Company entered into a secured promissory note for $50,000. The note is payable within 90 days and bears an interest rate of 5%, due at maturity. In addition to the 5% interest rate the Company issued 500,000 shares of its common stock as additional consideration. The shares issued are valued at $21,249 and recorded as interest expense.

In February 2011, the Company received proceeds and entered into a promissory note for $50,000. The terms of this note have yet to be determined.

As of March 31, 2011 the balance of the Company's loans payable amounted to $100,000.

The interest on this debt is accrued and due at the end of the term. The accrued interest amounted to approximately $2,000 and is included in accounts payable and accrued expenses.

NOTE 10 - EQUITY TRANSACTIONS FROM INCEPTION

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

                                SavWatt USA, Inc.
                           f/k/a Ludvik Capital, Inc.
                           (Development Stage Company)
                   Notes to Consolidated Financial Statements
             From Inception, October 20, 2006 through March 31, 2011
                                   (Unaudited)
--------------------------------------------------------------------------------

In April 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt Usa, Inc. and increasing the authorized capital stock from 100,000,000 to 2,000,000,000 and 200,000,000 shares of preferred stock.

 In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

The issuance of common stock from inception, October 20, 2006 through the year ended December 31, 2010 is summarized in the table below:

                                                                   Number of                         Per Share
                                                                   of shares       Fair Value at     Value at
                                                                  common stock       Issuance        Issuance
                                                                  ------------       --------        --------
Stock issued upon merger in accordance with Court Order            40,000,000      $    20,000     $    0.0005
Stock issued in connection with acquisition                            24,196               --              --
Stock issued for services                                          38,905,710       13,061,326      .0395-5.52
Stock issued to retire debt - Shareholder loans                    32,394,269       23,494,294       .040-1.01
Common stock issued for cash                                       37,333,333          315,000        .003-.01
Fair value of common stock issued for interest                        500,000           21,249          0.0425
Common stock issued pursuant to note holder debt
 conversion                                                        18,374,278          173,469        .009-.01
                                                                  -----------      -----------
                                                                  167,531,786      $37,085,338

The issuance of common stock during the three month period ended March 31, 2011 is summarized in the table below:

                                                                   Number of                         Per Share
                                                                   of shares       Fair Value at     Value at
                                                                  common stock       Issuance        Issuance
                                                                  ------------       --------        --------
Common stock cancelled                                            (5,000,000)      $      --      $         --
Fair value of common stock issued for services                    12,100,000          62,250       .0033-.0140
Fair value of common stock issued for interest                     1,000,000          14,000             0.014
Fair value of common stock issued for related party debt
settlement                                                         2,500,000          35,000             0.014
Common stock issued pursuant to note holder debt conversion      124,309,340         321,727          .005-.01
Stock issued to retire debt - Shareholder loans                    4,692,700          46,927               .01
                                                                 -----------       ---------
                                                                 139,602,040       $ 479,904

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

NOTE 12 - SUBSEQUENT EVENTS

During April and May 2011 the Company recorded the following transactions:

* Issued 231,447,000 shares of common stock pursuant to the conversi0n of $295,567 of debt.

*    Issued 42,300,000 shares as collateral for debt.

* Received proceeds amounting to $150,000 related to the issuance of short term loans.

*    A shareholder assigned approximately $349,000 of debt to investors.

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

The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to March 31, 2011 have been reflected herein. The results of operations for the period from October 20, 2006 (Inception) to March 31, 2011 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

The Company has generated minimal revenues since its inception, October 20,2006.

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Company's operations for the three months ended March 31, 2011 and 2010 consist of general and administrative expenses incurred in the amount of $292,143 and $90,000 respectively and professional fees amounting to $170,965 and $0, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO MARCH 31, 2011.

Expenses from inception consist of professional fees of $1,888,171 and general and administrative expenses consisting of organization and related expenses of $586,421 and $36,073,619 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception to date through the sale of common stock, amounting to $335,000, and through the issuance of a $125,000 loan payable.

We had minimal cash on hand as of March 31, 2011 and a working capital deficiency of $1,871,036. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating significant revenues, and is still considered a development stage company, has experienced recurring net operating losses and had a net loss of $1,323,297 for the three months ended March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Since the Company has securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), the Company is responsible for maintaining, and management is responsible for evaluating, the effectiveness of, disclosure controls and procedures as provided in Rule 13a-15(e) of the Exchange Act. Item 307 of the SEC's Regulation S-K requires that our principal executive and principal financial officer evaluate the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our management, including Isaac H. Sutton, our chief and principle executive and financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded as of March 31, 2011, that our disclosure controls and procedures have been improved and were effective as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting During the quarter ended March 31, 2011, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit                            Description
-------                            -----------

31.1       Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1       Certification under Section 906 of Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SavWatt USA, Inc.


Dated: May 20, 2011                   /s/ Michael Haug
                                      ------------------------------------------
                                      By:  Michael Haug
                                      Its: Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 20, 2011                   /s/ Michael Haug
                                      ------------------------------------------
                                      By: Michael Haug
                                      Its: Chief Executive Officer