Form 10-K/A
period 2010-12-31
SavWatt USA, Inc.
filed 2011-08-04
CIK 1385305

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K for SavWatt USA, Inc. ("Company") for the fiscal year ended December 31, 2010 ("Original Form 10-K"). This amendment is being filed in response to SEC Staff comments and is being filed to add management's conclusion that our internal control over financial reporting was effective as of December 31, 2010. This Amendment No. 1 may be relied on as the final Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and should be read in conjunction with the Company's other filings with the SEC. The filing of this Amendment No. 1 is not an admission that our original Form 10-K included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that our internal control over financial reporting was effective. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     See the Exhibits Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-K.

                                  EXHIBIT INDEX

Exhibit                            Description
-------                            -----------
10.1**        Commercial Office Lease
14*           Code of Business Conduct Ethics
21**          Subsidiaries of the Company
31.1***       Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section 1350
31.2***       Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350
32.1***       906 Certification of Principal Executive Officer
32.2***       906 Certification of Principal Financial Officer

----------
* Exhibits incorporated herein by reference to Company's Form 10-K for the fiscal Year Ended December 31, 2006, filed with the Commission on August 17, 2010.
**   Filed previously
***  Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to our Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SaVWatt USA, Inc.


Dated: August 3, 2011                /s/ Michael Haug
                                     ------------------------------------------
                                By:  Michael Haug
                                Its: Chief Executive Officer

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