Form 10-Q
period 2011-06-30
SavWatt USA, Inc.
filed 2011-08-22
CIK 1385305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ____________ TO ___________

Commission File Number: 000-53807

SavWatt USA Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of
Incorporation or Organization)
1100 Wicomico Street, Baltimore MD
(Address of principal executive offices) (866) 641-3507 (Registrant's telephone number)

27-2478133
(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 22, 2000, there were 1,761,413,832 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

PART I – FINANCIAL STATEMENTS

NOTE 1 - Financial Statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
 (A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$15,268	2,422
Accounts receivable	3,839	619
Inventory	56,672	42,853
Note Receivable	250,000
Other current assets	141,392	32,200
Total current assets	467,171	78,094

Computer Equipment, net	392,129	10,803

Total assets	$859,300	$88,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses	$130,207	$112,318
Due to related party	818,945	504,600
Stockholder loan payable	124,405	1,129,698
Accrued interest - stockholder	212,566	175,596
Loan payable	150,173	50,000
Convertible loan payable	1,072,056	200,000
Total liabilities	2,508,351	2,172,212

Stockholders' deficit
Common stock, $0.0001 par value, 2,000,000,000 shares
and 100,000,000 shares authorized, 1,212,239,126 and
167,531,786 shares issued and outstanding, respectively	122,301	16,752
Preferred stock	500	-
Additional paid-in capital	40,889,434	37,120,142
Accumulated deficit during development stage	(42,661,286)	(39,203,264)
Total stockholders' deficit - SavWatt USA	(1,649,052)	(2,066,370)
Noncontrolling interests	-	(16,945)
Total stockholders' deficit	(1,649,052)	(2,083,315)
Total liabilities and stockholders' deficit	$859,299	$88,897

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception(October 20, 2006)
	For the six months ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,458,024)	$(518,624)	$(3,458,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss attributable to non controlling interest	(16,945)		(16,945)
Stock issued for services	62,250		62,250
Stock issued for interest	14,000		14,000
Stock based compensation	1,262,055		1,262,055
Bad debt expense - related party			-
loss on settlement of related party debt			-
Amortization of debt expense	395,066		395,066
Debt modification expense	395,066		395,066
Increase (decrease) in cash flows as a result of			-
changes in asset and liability account balances:			-
Accounts receivable	(3,218)		(3,218)
Inventory	(13,819)		(13,819)
Other current assets	(109,192)	(25,000)	(109,192)
Issuance of Preferred stock	250,000		250,000
Notes Receiable	250,000		250,000
Accounts payable and accrued expenses	17,889		17,889
Related party payable	314,345	(189,150)	314,345
Convertible Notes Payable	872,056		872,056
Stockholder loan payable		251,771	-
Accrued interest-stockholder	(12,529)	343,430	(12,529)
Total adjustments	3,677,024	381,051	3,677,024

Net cash used in operating activities	219,000	(137,573)	219,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipmnet	(381,326)	-	(381,326)
Net cash provided by financing activities	(381,326)	-	(381,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		135,000	-
Proceeds from issuance of convertible debt	75,000		75,000
Proceeds from issuance of loan payable	100,173	2,573	100,173
Net cash provided by financing activities	175,173	137,573	$175,173

NET INCREASE IN CASH	12,846	-

CASH, BEGINNING OF PERIOD	2,422	-	-

CASH, END OF PERIOD	$15,268	$-	$15,268

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception(October 20, 2006)
	For the six months ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,458,024)	$(518,624)	$(3,458,024)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss attributable to non controlling interest	(16,945)		(16,945)
Stock issued for services	62,250		62,250
Stock issued for interest	14,000		14,000
Stock based compensation	1,262,055		1,262,055
Bad debt expense - related party			-
loss on settlement of related party debt			-
Amortization of debt expense	395,066		395,066
Debt modification expense	395,066		395,066
Increase (decrease) in cash flows as a result of			-
changes in asset and liability account balances:			-
Accounts receivable	(3,218)		(3,218)
Inventory	(13,819)		(13,819)
Other current assets	(109,192)	(25,000)	(109,192)
Issuance of Preferred stock	250,000		250,000
Notes Receiable	250,000		250,000
Accounts payable and accrued expenses	17,889		17,889
Related party payable	314,345	(189,150)	314,345
Convertible Notes Payable	872,056		872,056
Stockholder loan payable		251,771	-
Accrued interest-stockholder	(12,529)	343,430	(12,529)
Total adjustments	3,677,024	381,051	3,677,024

Net cash used in operating activities	219,000	(137,573)	219,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipmnet	(381,326)	-	(381,326)
Net cash provided by financing activities	(381,326)	-	(381,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		135,000	-
Proceeds from issuance of convertible debt	75,000		75,000
Proceeds from issuance of loan payable	100,173	2,573	100,173
Net cash provided by financing activities	175,173	137,573	$175,173

NET INCREASE IN CASH	12,846	-

CASH, BEGINNING OF PERIOD	2,422	-	-

CASH, END OF PERIOD	$15,268	$-	$15,268

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

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

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,374,193 for the six months ended June 30, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through June 30, 2011 and accumulated deficit amounting to $43,900,754. Since its inception, the Company has generated minimal revenues and has minimal cash resources.

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
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three-month period ending June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SavWatt USA, Inc., as well as Pro Eco Solutions, LLC for the period from November 1, 2010 through June 30, 2011 and are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated upon consolidation.

NONCONTROLLING INTERESTS

Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments may include cash, accounts receivable, inventory, other assets, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011 and December 31, 2010.

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

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of June 30, 2011 the Company has not recorded depreciation since the production equipment purchased has yet to be utilized.

The estimated useful lives for significant equipment categories are from 3 to 5 years.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

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

The average number of common shares outstanding for the period from Inception ( October 20, 2006) through June 30, 2011 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)
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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions. The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of June 30, 2011 and December 31, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2010 and June 30, 2011, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

NOTE 4 - OTHER ASSETS

Other assets is comprised of the following:

Deposits for Inventory	$87,829
Other	12,826
Other deposits	40,737
$141,392

NOTE 5 -STOCKHOLDER LOANS

On December 14th 2006, the Company entered into an Advisory Agreement with Ludvik Nominees Pty Ltd (a Company 100% owned by Frank Kristan) for services to be rendered which were payable based on 3% assets under management and 20% of net profits of Ludvik Capital. The term of the agreement was approximately 11 years, maturing on December 31, 2017.

Frank Kristan served as President and Chief Executive Officer of the Company from inception, October 20, 2006 through June 30, 2010 and is also the President of Ludvik Nominees Pty Ltd. On June 30, 2010, Frank Kristan resigned as President and Director of the Company.

On June 30, 2010 the original 2006 agreement was terminated and a settlement agreement was created to resolve any outstanding obligations with respect to the 2006 agreement. In accordance with the settlement agreement both parties agreed that since advisory fees under the December 14th 2006 Agreement were based on the assets under management that had no value, the Advisor had the option to get paid a fee of $30,000 per month starting October 2006 including interest. Furthermore, the remaining principal balance plus accrued interest as of June 30, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

From the period from inception, October 20, 2006 through the termination of the original agreement, June 30, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250.

The parties agreed that following components made up the balance of the Secured Convertible Note as of June 30, 2010:

Advisory Fees	$1,260,000
Accrued Interest	727,417
Value of shares issued for payment	(484,250)
$1,503,167

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

In the 2nd quarter 2011, the stockholder assigned $554,892 of the loan payable to investors and converted $10,000 into 5,000,000 shares of common stock.

As of June 30, 2011, the stockholder loan balance and related accrued interest amounted to $124,405 and $155,487, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On June 30, 2010, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director.

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
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

In December 2010, the Company wrote off $218,636 due from another affiliated company SavWatt Industries, LLC, a company later controlled by Isaac H. Sutton. The original owners are now employees of the Company. The Company determined that this amount would not be collectible and therefore recorded this amount as bad debt expense.

In the three months ending June 30, 2011, the Company received short term funding from Sutton Global Associates, Inc. of approximately $430,000. In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.  As of June 30, 2011 the balance due to Sutton Global amounted to $218,945.

In April and June 2011, Sutton Global Associates converted $600,000 of its short term funding in to into two Notes. The Notes bear interest at a rate of 6 % per annum and are convertible into common stock of the Company at the discretion of the holder. The notes are due in April and June of 2012

In April 2011, Sutton Global Associates assigned $300,000 of amount owed to them to a shareholder of the Company.

The total balance owing to Sutton Global Associates is $818,945 at June 30, 2011.

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

As of June 30, 2011 the Company has funded approximately $49,892. This amount has been eliminated upon consolidation. The net loss attributable to the non-controlling interest amounted to $41,408 as of June 30, 2011. The non-controlling carrying value as of June 30, 2011 amounted to $58,353 as shown in the accompanying balance sheet.

As of June 30, 2011 the operations of Pro Eco Solutions LLC were discontinued and the balance owed to the Company of $62,556 was written off.

NOTE 9 – DEBT

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

During the quarter ending June 30, 2011, the Company entered into several short-term convertible notes with a total face amount of $990,172.  These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at prices ranging from $0.01 to $0.00275 per share.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

As of June 30, 2011 the balance of the Company’s short term convertible notes amounted to $1,072,056.

The interest on these debentures is accrued and due at the end of the term.  The accrued interest amounted to approximately $75,000 and is included in accounts payable and accrued expenses.

Long term Convertible Debt

On June 30, 2011, the Company received proceeds and entered into a long-term convertible note with a total face amount of $25,000 bearing an interest rate of 5% payable in full in eighteen months and convertible into shares of Company's common stock at $0.001 per share.

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

 In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In July 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)
The issuance of common stock from inception, October 20, 2006 through the year ended December 31, 2010 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued upon merger in accordance with Court Order	40,000,000	$20,000	$0.0005
Stock issued in connection with acquisition	24,196	-	-
Stock issued for services	38,905,710	13,061,326	.0395 - 5.52
Stock issued to retire debt - Shareholder loans	32,394,269	23,494,294	.040 - 1.01
Common stock issued for cash	37,333,333	315,000	.003 - .01
Fair value of common stock issued for interest	500,000	21,249	0.0425
Common stock issued pursuant to note holder debt conversion	18,374,278	173,469	.009 - .01
	167,531,786	37,085,338

The issuance of common stock during the three month period ended June 30, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Common stock cancelled	(5,000,000)	$-	$-
Fair value of common stock issued for services	30,473,000	108,472	.0033 - .0140
Fair value of common stock issued for interest	1,000,000	14,000	0.014
Fair value of common stock issued for related party debt settlement	2,500,000	35,000	0.014
Common stock issued pursuant to note holder debt conversion	1,029,414,640	2,539,822	.005 - .01
Stock issued to retire debt - Shareholder loans	4,692,700	46,927	.01
	1,063,080,340	$2,744,221

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company recorded the following transactions:

•	Issued 364,228.700 shares of common stock pursuant to the conversion of $596,158 of debt.

•	Issued 52,500,000 shares as collateral for debt.

•	3,583,334 previously issued for services were cancelled

•	$250,000 of debt owed to an officer was converted into 5,000,000 Preferred A share

•	In April 2010, the Company amended its Articles of Incorporation increasing the authorized capital stock from 2,000,000,000 shares of common stock to 4,800,000,000

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

Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such

14forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to June 30, 2011 have been reflected herein.

The results of operations for the period from October 20, 2006 (Inception) to June 30, 2011 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

The Company has not generated any revenues since its inception on October 20,2006.

FOR THE THREE ENDED June 30, 2011 and 2010

The Company's operations for the six months ended June 30, 2011 and 2010 consist of General and administrative expenses incurred in the amount of $784,977 and $85,194 respectively and professional fees amounting to $231,847 and $90,000, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO June 30, 2011.

Expenses from inception consist of professional fees of $2,120,018 and general and administrative expenses consisting of organization and related expenses of $1,371,398 and $36,179,600 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception to date through the sale of common stock, amounting to $315,000, and through the issuance of a $150,673 loan payable.

We had minimal cash on hand as of June 30, 2011 and a working capital deficiency of $2,041,180 We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating significant revenues, and is still considered a development stage company, has experienced recurring net operating losses from operations and had a net loss from operations of  $651,496 for the three months ended June 30, 2011 These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(b) Changes in Internal Control over Financial Reporting During the quarter ended June 30, 2011, we did not make any changes in our internal controls over financial reporting.

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

SavWatt USA, Inc.

Dated: August 22, 2011	By:	/s/ Isaac H. Sutton
Isaac H. Sutton
President

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 22, 2011	By:	/s/ Isaac H. Sutton
Isaac H. Sutton
President