Form 10-Q/A
period 2011-06-30
SavWatt USA, Inc.
filed 2011-08-26
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 1

TO

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION FROM ____________ TO ___________

Commission File Number: 000-53807

SavWatt USA Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2478133
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Wicomico Street Baltimore, MD	21224
(Address of principal executive offices	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 22, 2011, there were 1,761,413,832 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for SavWatt USA, Inc. filed with the SEC on August 22, 2011 (“Original Form 10-Q”).  This Amendment is being filed to include Exhibits 31.1 and 32.1, which were inadvertently omitted from our Original Form 10-Q due to confusion in our attempt to comply with the XBRL formatting rules. This Amendment should be read in conjunction with our Original Form 10-Q and with the Company’s other filings with the SEC.

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company recorded the following transactions:

•	Issued 364,228.700 shares of common stock pursuant to the conversion of $596,158 of debt.

•	Issued 52,500,000 shares as collateral for debt.

•	3,583,334 previously issued for services were cancelled

•	$250,000 of debt owed to an officer was converted into 5,000,000 Preferred A share

•	In August 2010, the Company amended its Articles of Incorporation increasing the authorized capital stock from 2,000,000,000 shares of common stock to 4,800,000,000

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

SavWatt USA, Inc.

Dated: August 26, 2011	By:	/s/ Isaac H. Sutton
Isaac H. Sutton
Its: President

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 26, 2011	By:	/s/ Isaac H. Sutton
Isaac H. Sutton
Its: President (Principal Executive Officer) (Principal Financial Officer and Principal Accounting Officer)