Form 10-Q/A
period 2011-06-30
SavWatt USA, Inc.
filed 2011-08-30
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 2

TO

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for SavWatt USA, Inc. filed with the SEC on August 22, 2011 (“Original Form 10-Q”). This Amendment is being filed to include the Company’s Statement of Operations, which was inadvertently omitted from our Original Form 10-Q due to an error by our XBRL provider in our attempt to comply with the XBRL formatting rules. This correction has been delayed due to the fallout of Hurricane Irene. This Amendment should be read in conjunction with our Original Form 10-Q and with the Company’s other filings with the SEC.

PART I – FINANCIAL STATEMENTS

ITEM 1 - Financial Statements.

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

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
					(October 20, 2006)
	Three months Ended	Three months Ended	Six months Ended	Six months Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

REVENUES	$8,507	$-	$12,291	-	20,134

EXPENSES
General and administrative	492,834	85,194	784,977	85,194	1,371,398
Professional fees	60,882		231,847	90,000	2,120,018
Bad debt expense-related party	62,556		62,556		281,192
Stock based compensation	43,731		105,981	-	36,179,600
Total Expenses	660,003	85,194	1,185,361	175,194	39,952,208

LOSS FROM OPERATIONS	(651,496)	(85,194)	(1,173,070)	(175,194)	(39,932,074)

OTHER INCOME (EXPENSE)
Other income		-			5,010
Interest expense	(170,937)	(45,095)	(205,046)	(343,431)	(272,375)
Interest expense - stockholder	(25,000)		(69,956)		(1,017,925)
Loss on settlement of related party debt	-		(10,000)	-	(20,000)
Amortization of debt discount	-		(359,000)		(718,000)
Debt Conversion Expense	(1,262,055)	-	(1,657,121)	-	(2,103,743)
Total Other Income (Expense)	(1,457,992)	(45,095)	(2,301,123)	(343,431)	(4,127,033)

NET LOSS	$(2,109,488)	$(130,289)	$(3,474,193)	(518,625)	(44,059,107)
NET LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	-	-	-	-	58,353
NET LOSS ATTRIBUTABLE TO SAVWATT USA, INC.	(2,109,488)	(130,289)	(3,474,193)	(518,625)	(44,000,754)

					(42,661,286)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.002)	$(0.00)	$(0.035)	(0.006)
					(44,059,107)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,022,563,895	86,331,318	99,225,623	83,034,615

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company recorded the following transactions:

•	Issued 364,228.700 shares of common stock pursuant to the conversion of $596,158 of debt.

•	Issued 52,500,000 shares as collateral for debt.

•	3,583,334 previously issued for services were cancelled

•	$250,000 of debt owed to an officer was converted into 5,000,000 Preferred A share

•	In August 2011, the Company amended its Articles of Incorporation increasing the authorized capital stock from 2,000,000,000 shares of common stock to 4,800,000,000

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
Isaac H. Sutton,
Its: President

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 26, 2011	By:	/s/ Isaac H. Sutton
Isaac H. Sutton,
Its: President