Form 10-Q
period 2011-09-30
SavWatt USA, Inc.
filed 2011-11-22
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(866) 641-3507
(Registrant's telephone number)

27-2478133
(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

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

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30,, 2011 (Unaudited) and December 31, 2010 (Audited)	4

	Consolidated Statements of Operations for the Three Months and nine months ended September 30,, 2011 and 2010 and, for the Period from October 20, 2006 (Inception) to September 30,, 2011 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended September 30,, 2011 and 2010, and for the Period from October 20, 2006 (Inception) to September 30,, 2011 (Unaudited)

	Notes to Consolidated Financial Statements as of September 30,, 2011 (Unaudited)	6

	This quarterly report has not been reviewed by our independent auditor

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$610	2,422
Accounts receivable	47,132	619
Inventory	46,591	42,853
Note Receivable	-
Other current assets	138,753	32,200
Total current assets	233,086	78,094

Property and Equipment, net	1,261,972	10,803
Leasehold Improvements, net	449,722
Intangibles
Total assets	$1,944,780	$88,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses	$1,488,375	$112,318
Due to related party	716,496	504,600
Stockholder loan payable		1,129,698
Accrued interest - stockholder	103,173	175,596
Loan payable	-	50,000
Convertible loan payable	341,250	200,000
Total liabilities	2,649,294	2,172,212

Stockholders' deficit
Common stock, $0.0001 par value, 5,000,000,000 shares
and 100,000,000 shares authorized,1,957,386,179 and
167,531,786 shares issued and outstanding, respectively	190,514	16,752
Preferred stock	1,000	-
Additional paid-in capital	43,059,752	37,120,142
Accumulated deficit during development stage	(43,955,780)	(39,220,209)
Total stockholders' deficit	(704,514)	(2,083,315)

Total liabilities and stockholders' deficit	$1,944,780	$88,897

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					From Inception
	Three months	Three months	Ninw months	Ninw months	(October 20, 2006)
	Ended	Ended	Ended	Ended	through
	September30,	September30,	September30,	September30,	September30,
	2011	2010	2011	2010	2011

REVENUES	$(9,611)	$-	$2,680	$-	$19,030

EXPENSES
General and administrative	563,053	20,625	1,387,090	105,819	2,505,404
Professional fees	197,411	165,776	429,257	255,776	2,378,310
Bad debt expense-related party	67,199		67,199		285,835
Stock based compensation	12,605		143,167	-	36,285,098
Total Expenses	840,268	186,401	2,026,713	361,595	41,454,647

LOSS FROM OPERATIONS	(849,878)	(186,401)	(2,024,032)	(361,595)	(41,435,616)

OTHER INCOME (EXPENSE)
Other income		5,000		5,000	5,010
Interest expense	(121,490)	(67,642)	(167,446)	(411,072)	(246,319)
Interest expense - stockholder					(947,969)
Loss on settlement of related party debt				-	(10,000)
Dissolution of majority owned subsidiary					5,356
Amortization of debt discount	1,131,870		(359,000)		(1,849,870)
Debt Conversion Expense	(1,569,259)	-	(2,219,350)	-	(2,920,997)
Total Other Income (Expense)	(558,879)	(62,642)	(2,745,796)	(406,072)	(5,964,789)

NET LOSS	$(1,408,758)	$(249,043)	$(4,769,829)	$(767,667)	$(47,400,406)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.001)	$(0.00)	$(0.004)	$(0.008)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,646,979,672	108,927,074	1,251,315,662	91,777,095

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
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

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,410,368 for the nine months ended September 30, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through September 30, 2011 and accumulated deficit amounting to $42,630,577 Since its inception, the Company has generated minimal revenues and has minimal cash resources.

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
From Inception, October 20, 2006 through September 30, 2011
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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three and six month periods ending September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SavWatt USA, Inc., as well as Pro Eco Solutions, LLC for the period from November 1, 2010 through September 30, 2011 and are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). All significant intercompany accounts and transactions between the Company and its subsidiary have been eliminated upon consolidation.

NONCONTROLLING INTERESTS

Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity. In  November  2010 the Company  formed a joint  venture in the form of a limited liability  company Pro Eco Solutions LLC ("LLC"),  whose purpose is specializing in  comprehensive  support  services  for  all  energy  services  companies  and performance  contractors.  The Company was a 50.1% member/owner and the Company's President, was also the chief executive officer of the LLC. During the quarter ended September 30, 2011 the LLC members decided to dissolve the LLC. Previously reflected losses attributable the non-controlling member have been assumed by the Company and are reflected as such for all periods presented in the accompanying financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments may include cash, accounts receivable, inventory, other assets, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011 and December 31, 2010.

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

PROPERTY AND EQUIPMENT AND LEASEHOLD IMPROVEMENTS

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of September 30, 2011 property and equipment consists of primarily computer equipment.

Included in leasehold improvements are costs related to the construction of the manufacturing facility in Baltimore Maryland. As we have not fully commenced operations in this facility as of September 30, 2011, the leasehold improvements have not been amortized

The estimated useful lives for significant equipment categories are from 3 to 5 years.

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
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

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

The average number of common shares outstanding for the period from Inception ( October 20, 2006) through September 30, 2011 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of stockholders’ deficit.

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
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

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

These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions. The Company did not have any Level 1, Level 2 or Level 3 assets or liabilities as of September 30, 2011 and December 31, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2010 and September 30, 2011, the fair value short-term financial instruments including subscriptions receivable, loans payable, accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

NOTE 4 -STOCKHOLDER LOANS

On December 14th 2006, the Company entered into an Advisory Agreement with Ludvik Nominees Pty Ltd (a Company 100% owned by Frank Kristan) for services to be rendered which were payable based on 3% assets under management and 20% of net profits of Ludvik Capital. The term of the agreement was approximately 11 years, maturing on December 31, 2017.

Frank Kristan served as President and Chief Executive Officer of the Company from inception, October 20, 2006 through September 30, 2010 and is also the President of Ludvik Nominees Pty Ltd. On September 30, 2010, Frank Kristan resigned as President and Director of the Company.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

On September 30, 2010 the original 2006 agreement was terminated and a settlement agreement was created to resolve any outstanding obligations with respect to the 2006 agreement. In accordance with the settlement agreement both parties agreed that since advisory fees under the December 14th 2006 Agreement were based on the assets under management that had no value, the Advisor had the option to get paid a fee of $30,000 per month starting October 2006 including interest. Furthermore, the remaining principal balance plus accrued interest as of September 30, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

From the period from inception, October 20, 2006 through the termination of the original agreement, September 30, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250.

This note was payable on September 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. Upon default, the unpaid principal balance of this note and any accrued and unpaid interest bear interest at the rate of 18%. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share. As of December 31, 2010 and as of the date of this filing, this note was in default. In April 2011, the Company received a waiver of the default and extended the due date of the note to December 31, 2011, at an interest rate of 18%.

In the 3rd and 4th quarter of 2010 this stockholder assigned $373,469 of the loan payable to investors (as discussed in Note 9)

In the 1st quarter 2011, the stockholder assigned $580,000 of the loan payable to investors and converted $46,927 into 4,692,700 shares of common stock.

In the 2nd quarter 2011, the stockholder assigned $854,893 of the loan payable to investors and converted $10,000 into 5,000,000 shares of common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

On September 30, 2010, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new President and sole director.

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
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

In December 2010, the Company wrote off $218,636 due from another affiliated company SavWatt Industries, LLC, a company later controlled by Isaac H. Sutton. The original owners are now employees of the Company. The Company determined that this amount would not be collectible and therefore recorded this amount as bad debt expense.

In the three months ending September 30, 2011, the Company received short term funding from Sutton Global Associates, Inc. of approximately $430,000. In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.  As of September 30, 2011 the balance due to Sutton Global amounted to $218,945.

In April and June 2011, Sutton Global Associates converted $600,000 of its short term funding in to into two Notes. The Notes bear interest at a rate of 6 % per annum and are convertible into common stock of the Company at the discretion of the holder. The notes are due in April and June of 2012. The Company recorded a $257,142 discount on this convertible debt and amortized $63,121 of this discount, recorded as interest expense during the three months ended September 30, 2011.

In April 2011, Sutton Global Associates assigned $300,000 of amount owed to them to a shareholder of the Company.

In July 2011, Sutton Global Associates converted $250,000 of amounts owed to them into 5,000,000 shares of Preferred A shares.

The total balance owing to Sutton Global Associates is $741,591 at September 30, 2011.

NOTE 7 – DEBT

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

During the nine months ended September 30, 2011, the Company entered into several short-term convertible notes with a total face amount of $605,500.  These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 50% from the market price. These notes have a minimum conversion floors ranging from $0.01 to $0.0001 per share. Included in these notes was a note for $25,000 due in March 2012. This note is reflected as a current liability as the Company reasonably expects this note to convert to common stock within one year from the date of issuance.

With respect to the convertibility feature of the notes entered into during the nine months ended September 30, 2011 the Company recorded a total beneficial conversion of $975,500 and amortized $775,048 of this discount, recorded as interest expense during the nine months ended September 30, 2011.

As of September 30, 2011 the balance of the Company’s short term convertible notes amounted to $341,250. The interest on these debentures is accrued and due at the end of the term. The accrued interest amounted to approximately $85,000 and is included in accounts payable and accrued expenses.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

NOTE 8 - EQUITY TRANSACTIONS FROM INCEPTION

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

On February 11, 2011, the Company entered into a lease for approximately 24,561 square feet at 1100 Wicomico Street, Suite 700, Baltimore, Maryland, under a written lease for a term of ten years. This new facility will be the Company's new principal executive offices, as well as a manufacturing and assembly facility. We will not have to pay rent on this facility until February 1, 2012. In accordance with ASC 840 Leases, the Company has recorded a $41,139 liability in recognition of this rent holiday. Thereafter, the Company will pay rent as follows:

February 1, 2012 - January 31, 2013    $ 9,926.74 per month
February 1, 2013 - January 31, 2016    $11,564.14 per month
February 1, 2016 - January 31, 2019    $12,526.11 per month
February 1, 2019 - January 31, 2021    $13,549.49 per month

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company has issued common and preferred stock for cash, debt and interest and services.  In April 2010, the Company amended its Articles of Incorporation increasing the authorized capital stock from 2,000,000,000 shares of common stock to 4,800,000,000

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY FORWARD - LOOKING STATEMENT

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
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

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

The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from October 20, 2006 (Inception) to September 30, 2011 have been reflected herein.

The results of operations for the period from October 20, 2006 (Inception) to September 30, 2011 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our previously filed Form 10-K.

RESULTS OF OPERATIONS

The Company has not generated any revenues since its inception on October 20,2006.

FOR THE NINE MONTHS ENDED September 30, 2011 and 2010

The Company's operations for the nine months ended September 30, 2011 and 2010 consist of General and administrative expenses incurred in the amount of $1.387,090 and $105,819 respectively and professional fees amounting to $429,257 and $255,776, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO September 30, 2011.

Expenses from inception consist of professional fees of $2,378,310 and general and administrative expenses consisting of organization and related expenses of $2,505,404 and $36,285,098 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had minimal cash on hand as of September 30, 2011 and a working capital deficiency of $12,416,208. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating significant revenues, and is still considered a development stage company, has experienced recurring net operating losses from operations and had a net loss from operations of  $4,769,829 for the nine months ended September 30, 2011 These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(b) Changes in Internal Control over Financial Reporting During the quarter ended September 30, 2011, we did not make any changes in our internal controls over financial reporting.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

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

SavWatt USA, Inc.

Dated: November 21, 2011	By:	/s/ Isaac H. Sutto
Isaac H. Sutton
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 21, 2011	By:	/s/ Isaac H. Sutton
Isaac H. Sutton
Chief Executive Officer