Form 10-Q/A
period 2011-09-30
SavWatt USA, Inc.
filed 2011-11-29
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

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

(866) 641-3507
(Registrant's telephone number)

27-2478133
(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 28, 2011, there were 2,420,022,149 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for SavWatt USA, Inc. filed with the SEC on November 21, 2011 (“Original Form 10-Q”).  This Amendment is being filed to include Exhibits 31.1 and 32.1, which were inadvertently omitted from our Original Form 10-Q due to confusion in our attempt to comply with the XBRL formatting rules. This Amendment should be read in conjunction with our Original Form 10-Q and with the Company’s other filings with the SEC.

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

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of September 30,, 2011 (Unaudited) and December 31, 2010 (Audited)	4
	Consolidated Statements of Operations for the Three Months and nine months ended September 30,, 2011 and 2010 and, for the Period from October 20, 2006 (Inception) to September 30,, 2011 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended September 30,, 2011 and 2010, and for the Period from October 20, 2006 (Inception) to September 30, 2011 (Unaudited)	6
	Notes to Consolidated Financial Statements as of September 30,, 2011 (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	(Removed and Reserved)	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
	SIGNATURES	25

SavWatt USA, Inc.
 f/k/a Ludvik Capital, Inc.
 (A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$610	2,422
Accounts receivable	47,132	619
Inventory	46,591	42,853
Other current assets	138,753	32,200
Total current assets	233,086	78,094

Property and Equipment, net	1,261,972	10,803
Leasehold Improvements, net	449,722
Total assets	$1,944,780	$88,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses	$1,488,375	$112,318
Due to related party, net	716,496	504,600
Stockholder loan payable		1,129,698
Accrued interest - stockholder	103,173	175,596
Loan payable	-	50,000
Convertible loan payable, net	341,250	200,000
Total liabilities	2,649,294	2,172,212

Stockholders' deficit
Common stock, $0.0001 par value,4,800,000,000 shares
and 100,000,000 shares authorized,1,957,386,179 and
167,531,786 shares issued and outstanding, respectively	190,514	16,752
Preferred stock, $.0001 par value, 2000,000,000 authorized
10,000,000,000 issued and outstanding	1,000	-
Additional paid-in capital	43,059,752	37,120,142
Accumulated deficit during development stage	(43,955,780)	(39,220,209)
Total stockholders' deficit	(704,514)	(2,083,315)

Total liabilities and stockholders' deficit	$1,944,780	$88,897

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
 f/k/a Ludvik Capital, Inc.
 (A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended	Three months Ended	Ninw months Ended	Ninw months Ended	From Inception (October 20, 2006) through
	September30,	September30,	September30,	September30,	September30,
	2011	2010	2011	2010	2011

REVENUES	$(9,611)	$-	$2,680	$-	$19,030

EXPENSES
General and administrative	563,053	20,625	1,387,090	105,819	2,505,404
Professional fees	197,411	165,776	429,257	255,776	2,378,310
Bad debt expense-related party	67,199		67,199		285,835
Stock based compensation	12,605		143,167	-	36,285,098
Total Expenses	837,662	186,401	2,026,713	361,595	41,454,647

LOSS FROM OPERATIONS	(847,273)	(186,401)	(2,024,032)	(361,595)	(41,435,616)

OTHER INCOME (EXPENSE)
Other income		5,000		5,000	5,010
Interest expense	(66,837)	(67,642)	(167,446)	(411,072)	(246,319)
Interest expense - stockholder					(947,969)
Loss on settlement of related party debt				-	(10,000)
Dissolution of majority owned subsidiary					5,356
Amortization of debt discount	(103,000)		(359,000)		(1,849,870)
Debt Conversion Expense	(339,745)	-	(2,219,350)	-	(2,920,997)
Total Other Income (Expense)	(509,582)	(62,642)	(2,745,796)	(406,072)	(5,964,789)

NET LOSS	$(1,356,855)	$(249,043)	$(4,769,829)	$(767,667)	$(47,400,406)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.001)	$(0.00)	$(0.004)	$(0.008)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,646,979,672	108,927,074	1,251,315,662	91,777,095

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2011	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,769,829)	$(808,328)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss attributable to non controlling interest
Stock issued for services	258,326	50,000
Stock issued for interest	23,476
Stock based compensation	143,167	350,001
Bad debt expense - related party
loss on settlement of related party debt	10,000
Amortization of debt expense	359,000
Debt modification expense	2,219,350
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(46,511)
Inventory	(3,738)
Other current assets	(106,553)
Issuance of Preferred stock	250,000
Notes Receiable
Accounts payable and accrued expenses	116,057
Related party payable	(51,615)
Convertible Notes Payable	141,250
Stockholder loan payable	1,129,698	270,000
Accrued interest-stockholder	125,659	138,327
Total adjustments	4,567,566	808,328

Net cash used in operating activities	(202,263)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other equipment	8831
Purchases of computer equipmnet	(449,722)	-
Net cash provided by financing activities	(449,722)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		135,000
Proceeds from issuance of convertible debt	550,000
Proceeds from issuance of loan payable	100,173	2,573
Net cash provided by financing activities	650,173	137,573

NET INCREASE IN CASH	(1,812)	137,573

CASH, BEGINNING OF PERIOD	2,422	-

CASH, END OF PERIOD	$610	$137,573

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

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $4,769,829 for the nine months ended September 30, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through September 30, 2011 and accumulated deficit amounting to $43,955,780 Since its inception, the Company has generated minimal revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in LED lighting and expects to generate sufficient revenue by the 1st quarter of 2012 with a positive cash flow. Until then, the Company the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three and nine month periods ending September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

NONCONTROLLING INTERESTS

Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity. In November  2010 the Company  formed a joint  venture in the form of a limited liability  company Pro Eco Solutions LLC ("LLC"),  whose purpose is specializing in  comprehensive  support  services  for  all  energy  services  companies  and performance  contractors.  The Company was a 50.1% member/owner and the Company's President, was also the chief executive officer of the LLC. During the quarter ended September 30, 2011 the LLC members decided to dissolve the LLC. Previously reflected losses attributable the non-controlling member have been assumed by the Company and are reflected as such for all periods presented in the accompanying financial statements..

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

In 2010, the Company changed its name to SavWatt USA, Inc. to reflect our new primary business of producing, marketing and selling Light Emitting Diode ("LED") lighting. In furtherance of our new business, the company has developed numerous relationships with both Chinese and Korean.

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

In the 3rd quarter 2011, the stockholder assigned $300,000 of loan payable to investors.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 – DEBT

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
(Unaudited)

NOTE 7 - EQUITY TRANSACTIONS FROM INCEPTION

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

LIQUIDITY AND CAPITAL RESOURCES

We had minimal cash on hand as of September 30, 2011 and a working capital deficiency of $2,416,208. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SavWatt USA, Inc.

Dated: November 29, 2011	By:	/s/ Isaac H. Sutton
By: Isaac H. Sutton
Its: President

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 29, 2011	By:	/s/ Isaac H. Sutton
By: Isaac H. Sutton
Its: President
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting officer)