Form 10-Q/A
period 2011-06-30
SavWatt USA, Inc.
filed 2011-12-12
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO 3

FORM 10-Q /A

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(866) 641-3507
(Registrant's telephone number)

27-2478133
(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

As of December 5, 2011 there were 2,420,022,149 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

EXPLANATORY NOTE

On August 22, 2011, we filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 with the SEC. Subsequently, we filed Amendment #1 to the June 30, 2011 Form 10-Q on August 26, 2011, and Amendment #2 to the June 30, 2011 Form 10-Q on August 30, 2011. These three form 10-Q’s were filed with the SEC prior to our independent registered public accounting firm, completing their review of the financial statements. As a result, all three form 10-Q’s were deficient. This amendment # 3 to the June 30, 2011 includes financial statements that have been reviewed in compliance with applicable SEC regulations.

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

INDEX

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Report of Independent Registered Accounting Firm	5

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	6

	Consolidated Statements of Operations for the Three Months and six months ended June 30, 2011 and 2010 and, for the Period from October 20, 2006 (Inception) to June 30, 2011 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010, and for the Period from October 20, 2006 (Inception) to June 30, 2011 (Unaudited)	8

	Notes to Consolidated Financial Statements as of June 30, 2011 (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	SIGNATURES	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SavWatt USA, Inc.

We have reviewed the balance sheet of SavWatt USA, Inc. (the "Company") as of June 30, 2011, and the related statements of operations for the three and six month periods ended June 30, 2011 and 2010 and for the period from inception (October 20, 2006) through June 30, 2011, and the statements of cash flows for the six month periods ended June 30, 2011 and 2010 and for the period from inception (October 20, 2006) through June 30, 2011. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Company as of December 31, 2010, and the related statements of operations, and cash flows for the year then ended (not presented herein); and in our report dated April 13, 2011, we expressed an unqualified opinion on those financial statements. Included in that opinion was a paragraph disclosing that the accompanying financial statements had been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to those financial statements, the Company had incurred significant losses from operations. Those issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. Those financial statements did not include any adjustments that might result from the outcome of this uncertainty. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sherb Co., LLP
Sherb & Co., LLP
New York, NY
December 6, 2011

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$15,268	2,422
Accounts receivable	3,839	619
Inventory	56,672	42,853
Other current assets	99,831	32,200
Total current assets	175,610	78,094

Computer Equipment, net	10,924	10,803
Leasehold Improvements, net	375,922	-
Other assets	38,922	-
Total assets	$601,378	$88,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$54,365	$112,318
Due to related party, net	624,924	504,600
Stockholder loan payable	99,405	1,129,698
Accrued interest - stockholder	103,173	175,596
Loan payable	59,673	50,000
Convertible loan payable, net	653,411	200,000
Total current liabilities	1,594,951	2,172,212

Long-term payable	41,139	-
Total Liabilities	1,636,090	2,172,212

Stockholders' deficit
Preferred stock, $0.0001 par value, 200,000,000 shares	500	-
authorized; 5,000,000 issued and outstanding
Common stock, $0.0001 par value, 2,000,000,000 shares
and 100,000,000 shares authorized, 1,231,943,301
issued and 1,223,017,060 outstanding and
167,531,786 shares issued and outstanding, respectively	122,301	16,752
Additional paid-in capital	41,473,064	37,120,142
Accumulated deficit during development stage	(42,630,577)	(39,220,209)
Total stockholders' deficit	(1,034,712)	(2,083,315)

Total liabilities and stockholders' deficit	$601,378	$88,897

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					(October 20, 2006)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$8,507	$-	$12,291	$-	$16,350
COST OF REVENUES	12,027	-	13,634	-	13,824
GROSS PROFIT	(3,520)	-	(1,343)	-	(2,526)

EXPENSES
General and administrative	588,179	85,194	940,965	85,194	37,246,421
Professional fees	60,881		231,846	90,000	1,949,053
Bad debt expense-related party	-		-		218,636
Total Expenses	649,060	85,194	1,172,811	175,194	39,427,934

LOSS FROM OPERATIONS	(652,580)	(85,194)	(1,174,154)	(175,194)	(39,411,584)

OTHER INCOME (EXPENSE)
Other income	-	-	-		5,010
Interest expense	(11,544)	(45,095)	(45,653)	(343,431)	(78,873)
Interest expense - stockholder	-	-	(44,956)	-	(947,969)
Loss on settlement of related party debt	-	-	(10,000)	-	(10,000)
Dissolution of majority owned subsidiary	5,356	-	5,356	-	5,356
Amortization of debt discount	(1,131,870)	-	(1,490,870)	-	(1,490,870)
Debt Conversion Expense	(255,025)	-	(650,091)	-	(701,647)
Total Other Income (Expense)	(1,393,083)	(45,095)	(2,236,214)	(343,431)	(3,218,993)

NET LOSS	$(2,045,663)	$(130,289)	$(3,410,368)	$(518,625)	$(42,630,577)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.003)	$(0.002)	$(0.008)	$(0.006)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	690,408,896	86,331,318	452,084,470	83,034,615

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(October 20, 2006)
	For the Six Months Ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,410,368)	$(518,625)	$(42,630,577)
Adjustments to reconcile net loss to net cash
used in operating activities:
Dissolution of majority owned subsidiary	(33,957)	-	(33,957)
Depreciation expense	2,061	-	2,061
Stock issued for services	130,563	-	1,501,889
Stock issued for interest	23,476	-	44,725
Stock based compensation	-	-	34,700,044
Bad debt expense - related party	-	-	218,636
Loss on settlement of related party debt	10,000	-	10,000
Amortization of debt discount	1,490,870	-	1,490,870
Debt modification expense	675,090	-	726,646
Rent holiday expesne	41,139	-	41,139
Increase (decrease) in cash flows as a result of			-
changes in asset and liability account balances:			-
Accounts receivable	(3,220)	-	(3,841)
Inventory	(13,819)	-	(56,671)
Other current assets	(67,631)	(25,000)	(99,831)
Other assets	(38,922)	-	(38,922)
Accounts payable and accrued expenses	26,719	-	139,037
Related party payable	864,345	(189,150)	1,150,310
Stockholder loan payable	-	251,772	1,260,000
Accrued interest-stockholder	89,104	343,430	992,117
Total adjustments	3,195,818	381,052	42,044,252

Net cash used in operating activities	(214,550)	(137,573)	(586,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipmnet	(2,182)	-	(12,985)
Leasehold Improvements	(375,922)	-	(375,922)
Net cash used in investing activities	(378,104)	-	(388,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	135,000	335,000
Cash overdraft	-	2,573	-
Proceeds from issuance of loan payable	605,500	-	655,500
Net cash provided by financing activities	605,500	137,573	$990,500

NET INCREASE IN CASH	12,846	-	15,268

CASH, BEGINNING OF PERIOD	2,422	-	-

CASH, END OF PERIOD	$15,268	$-	$15,268

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued for repayment of shareholder loan	$25,000	$-	$509,250
Subscription receivable	$-	$10,500	$20,000
Accounts payable converted into debt	$59,673	$-	$59,673
Stockholder loan assigned	$1,734,893	$-	$2,108,362
Common stock issued as a result of debt conversion	$1,318,764	$-	$1,492,233
Preferred stock issued for related party debt	$250,000	$-	$250,000
Stockholder loan and accrued interest exchanged
for a short term convertible note	$-	$1,503,167	$1,503,167

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

The Company's year end is December 31st.

The Company's corporate headquarters were originally located in Virginia but are currently located in Baltimore MD.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,410,368 for the six months ended June 30, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through June 30, 2011 and accumulated deficit amounting to $42,630,577 Since its inception, the Company has generated minimal revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in LED lighting and expects to generate sufficient revenue by the Ist April, 2012 fourth quarter of 2011 with a positive cash flow. Until then, the Company the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

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

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three and six month periods ending June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

NONCONTROLLING INTERESTS

Noncontrolling interests in our subsidiary are recorded in accordance with the provisions of ASC 810, "Consolidation" and are reported as a component of equity. In  November  2010 the Company  formed a joint  venture in the form of a limited liability  company Pro Eco Solutions LLC ("LLC"),  whose purpose is specializing in  comprehensive  support  services  for  all  energy  services  companies  and performance  contractors.  The Company was a 50.1% member/owner and the Company's President, was also the chief executive officer of the LLC. During the quarter ended June 30, 2011 the LLC members decided to dissolve the LLC. Previously reflected losses attributable the non-controlling member have been assumed by the Company and are reflected as such for all periods presented in the accompanying financial statements.

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

In 2010, the Company changed its name to SavWatt USA, Inc. to reflect our new primary business of producing, marketing and selling Light Emitting Diode ("LED") lighting. In furtherance of our new business, the company has developed numerous relationships with both Chinese and Korean Companies.

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

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of June 30, 2011and for the six months ended, the Company has recorded depreciation of $2,061. As of June 30, 2011 property and equipment consists of primarily computer equipment.

Included in leasehold improvements are costs related to the construction of the manufacturing facility in Baltimore Maryland. As we have not commenced operations in this facility as of June 30, 2011, the leasehold improvements have not been amortized

The estimated useful lives for significant equipment categories are from 3 to 5 years.

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

NOTE 4 - OTHER ASSETS

Other assets is comprised of the following:

Deposits for Inventory	$87,828
Other	1,816
Other deposits	10,187
$99,831

NOTE 5 -STOCKHOLDER LOANS

On December 14th 2006, the Company entered into an Advisory Agreement with Ludvik Nominees Pty Ltd (a Company 100% owned by Frank Kristan) for services to be rendered which were payable based on 3% assets under management and 20% of net profits of Ludvik Capital. The term of the agreement was approximately 11 years, maturing on December 31, 2017.

Frank Kristan served as President and Chief Executive Officer of the Company from inception, October 20, 2006 through March 30, 2010 and is also the President of Ludvik Nominees Pty Ltd. On March 30, 2010, Frank Kristan resigned as President and Director of the Company.

On March 30, 2010 the original 2006 agreement was terminated and a settlement agreement was created to resolve any outstanding obligations with respect to the 2006 agreement. In accordance with the settlement agreement both parties agreed that since advisory fees under the December 14th 2006 Agreement were based on the assets under management that had no value, the Advisor had the option to get paid a fee of $30,000 per month starting October 2006 including interest. Furthermore, the remaining principal balance plus accrued interest as of March 30, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

From the period from inception, October 20, 2006 through the termination of the original agreement, June 30, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

The parties agreed that following components made up the balance of the Secured Convertible Note as of June 30, 2010:

Advisory Fees	$99,405
Accrued Interest	13,682
$100,767

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

As of June 30, 2011, the stockholder loan balance and related accrued interest amounted to $99,405 and $161,527, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On March 30, 2010, Isaac H. Sutton was elected to the Board of Directors and currently serves as the Company's new CEO, President and sole director.

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

In April and June 2011, Sutton Global Associates converted $600,000 of its short term funding in to into two Notes. The Notes bear interest at a rate of 6 % per annum and are convertible into common stock of the Company at the discretion of the holder. The notes are due in April and June of 2012. The Company recorded a $257,142 discount on this convertible debt and amortized $63,121 of this discount, recorded as interest expense during the three months ended June 30, 2011.

In April 2011, Sutton Global Associates assigned $300,000 of amount owed to them to a shareholder of the Company.

The total balance owing to Sutton Global Associates is $818,945 at June 30, 2011.

NOTE 8 – DEBT

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

During the six months ended June 30, 2011, the Company entered into several short-term convertible notes with a total face amount of $605,500.  These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 50% from the market price. These notes have a minimum conversion floors ranging from $0.01 to $0.0001 per share. Included in these notes was a note for $25,000 due in March 2012. This note is reflected as a current liability as the Company reasonably expects this note to convert to common stock within one year from the date of issuance.

With respect to the convertibility feature of the notes entered into during the six months ended June 30, 2011 the Company recorded a total beneficial conversion of $975,500 and amortized $775,048 of this discount, recorded as interest expense during the six months ended June 30, 2011.

As of June 30, 2011 the balance of the Company’s short term convertible notes amounted to $653,411. The interest on these debentures is accrued and due at the end of the term.  The accrued interest amounted to approximately $35,000 and is included in accounts payable and accrued expenses.

Loan Payable

During the three months ended June 30, 2011 the Company converted $59,673 in accounts payable into unsecured loans payable bearing no interest.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

NOTE 9 - EQUITY TRANSACTIONS FROM INCEPTION

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

In April 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt Usa, Inc. and increasing the authorized capital shares from 100,000,000 shares to 2,200,000,000 shares designating 2,000,000,000 as common stock and 200,000,000 shares as preferred stock.

In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In July 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

During the six months ended June 30, 2011 the Company issued 37,973,120 common shares for services valued at $ 130,563

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
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through June 30, 2011
(Unaudited)

The issuance of common stock during the six month period ended June 30, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Common stock cancelled	(5,000,000)	$-	$-
Fair value of common stock issued for services	37,973,120	130,563	.0033 - .0140
Fair value of common stock issued for related party debt settlement	2,500,000	35,000	0.014
Common stock issued pursuant to note holder debt conversion and interest	1,014,319,454	1,281,312	.005 - .01
Stock issued to retire debt - Shareholder loans	4,692,700	46,927	.01
	1.055,485,274	$1,507,802

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

RESULTS OF OPERATIONS

The Company has generated minimal revenues since its inception on October 20,2006.

FOR THE SIX MONTHS ENDED June 30, 2011 and 2010

The Company's operations for the six months ended June 30, 2011 and 2010 consist of General and administrative expenses incurred in the amount of $940,965 and $85,194 respectively and professional fees amounting to $231,846 and $90,000, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO June 30, 2011.

Expenses from inception consist of professional fees of $1.949,053 and general and administrative expenses consisting of organization and related expenses of $1,044,488 and $36,201,933 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception to date through the sale of common stock, amounting to $335,000, and through the issuance of a $655,000 loans payable.

We had minimal cash on hand as of June 30, 2011 and a working capital deficiency of $1,419,341We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating significant revenues, and is still considered a development stage company, has experienced recurring net operating losses and had a net loss of  $3,410,368 for the six months ended June 30, 2011 These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SavWatt USA, Inc.

Dated: December 9, 2011	By:	/s/ Isaac H. Sutton
By: Isaac H. Sutton
Its: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 9, 2011	By:	/s/ Isaac H. Sutton
By: Isaac H. Sutton
Its: Chief Executive Officer