Form 10-Q/A
period 2011-06-30
SavWatt USA, Inc.
filed 2011-12-12
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 4

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

EXPLANATORY NOTE

This Amendment No.4 to the quarterly report for the quarter ended June 30, 2011 is being filed only to include XBRL exhibits in the 10-Q/A (Amendment No. 3) filed on December 9th, 2011, in which XBRL files transmitted to EDGAR were not accepted. No other information has been changed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002. (Filed previously)

32.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002. (Filed previously)

101.INS **	XBRL Instance Document (Filed herewith)

101.SCH **	XBRL Taxonomy Extension Schema Document (Filed herewith)

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith)

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)

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

SavWatt USA, Inc.

Dated: December 12 , 2011	By:	/s/ Isaac H. Sutton
By: Isaac H. Sutton
Its: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 12 , 2011	By:	/s/ Isaac H. Sutton
By: Isaac H. Sutton
Its: Chief Executive Officer