Form 10-Q/A
period 2011-09-30
SavWatt USA, Inc.
filed 2011-12-12
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2

FORM 10-Q /A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ______

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

EXPLANATORY NOTE

On November 21, 2011, we filed our Quarterly Report on Form 10-Q for the quarterly period ended Septemner, 2011 with the SEC. Subsequently, we filed Amendment #1 to the September 2011 Form 10-Q on November 29, 2011.These two form 10-Q’s were filed with the SEC prior to our independent registered public accounting firm, completing their review of the financial statements. As a result, all both of these form 10-Q’s were deficient. This amendment # 2 to the September, 201110-Q includes financial statements that have been reviewed in compliance with applicable SEC regulations.

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

INDEX

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Accounting Firm	5

	Consolidated Balance Sheets as of September 30,, 2011 (Unaudited) and December 31, 2010 .	6

	Consolidated Statements of Operations for the Three Months and nine months ended September 30,, 2011 and 2010 and, for the Period from October 20, 2006 (Inception) to September 30, 2011 (Unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended September 30,, 2011 and 2010, and for the Period from October 20, 2006 (Inception) to September 30, 2011 (Unaudited)	8

	Notes to Consolidated Financial Statements as of September 30, 2011 (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	SIGNATURES	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SavWatt USA, Inc.

We have reviewed the balance sheet of SavWatt USA, Inc. (the "Company") as of September 30, 2011, and the related statements of operations for the three and nine month periods ended September 30, 2011 and 2010 and for the period from inception (October 20, 2006) through September 30, 2011, and the statements of cash flows for the nine month periods ended September 30, 2011 and 2010 and for the period from inception (October 20, 2006) through September 30, 2011. These financial statements are the responsibility of the Company's management.

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

/s/Sherb Co., LLP
Sherb & Co., LLP New York, NY
December 8, 2011

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$779	2,422
Accounts receivable	47,132	619
Inventory	52,591	42,853
Other current assets	99,831	32,200
Total current assets	200,333	78,094

Computer Equipment, net	11,972	10,803
Leasehold Improvements, net	449,722	-
Other assets	38,922	-

Total assets	$700,949	$88,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$3,469	$-
Accounts payable and accrued expenses	175,945	112,318
Due to related party, net	653,315	504,600
Stockholder loan payable	-	1,129,698
Accrued interest - stockholder	-	175,596
Loan payable	50,000	50,000
Convertible notes payable, net	852,617	200,000
Total current liabilities	1,735,346	2,172,212

Long-term payable	74,280	-
Total Liabilities	1,809,626	2,172,212

Stockholders' deficit
Common stock, $0.0001 par value, 4,800,000,000 shares
and 100,000,000 shares authorized, and 1,900,151,862
167,531,786 shares issued and outstanding, respectively	190,014	16,752
Preferred stock, $.0001 par value, 200,000,000, authorized
10,000,000, issued and outstanding	1,000	-
Additional paid-in capital	43,465,867	37,120,142
Accumulated deficit during development stage	(44,765,558)	(39,220,209)
Total stockholders' deficit	(1,108,677)	(2,083,315)

Total liabilities and stockholders' deficit	$700,949	$88,897

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					(October 20, 2006)
	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

REVENUES	$48,688	$-	$60,979	$-	$65,038
COST OF REVENUES	38,665	-	52,299	-	52,489
GROSS PROFIT	10,023	-	8,680	-	12,549
EXPENSES
General and administrative	587,369	20,625	1,528,334	105,819	37,833,790
Professional fees	197,411	165,776	429,257	255,776	2,146,464
Bad debt expense-related party	-	-	-	-	218,636
Total Expenses	789,780	186,401	1,957,591	361,595	40,198,890

LOSS FROM OPERATIONS	(774,757)	(186,401)	(1,948,911)	(361,595)	(40,186,341)

OTHER INCOME (EXPENSE)
Other income	-	5,000	-	5,000	5,010
Interest expense	(189,409)	(67,642)	(235,062)	(411,072)	(268,282)
Interest expense - stockholder	-	-	(44,956)	-	(947,969)
Loss on settlement of related party debt	-	-	(10,000)	-	(10,000)
Dissolution of majority owned subsidiary	-	-	5,356	-	5,356
Amortization of debt discount	(691,816)	-	(2,182,686)	-	(2,182,686)
Debt Conversion Expense	(478,999)	-	(1,129,090)	-	(1,180,646)
Total Other Income (Expense)	(1,360,224)	(62,642)	(3,596,438)	(406,072)	(4,579,217)

NET LOSS	$(2,134,981)	$(249,043)	$(5,545,349)	$(767,667)	$(44,765,558)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.001)	$(0.002)	$(0.004)	$(0.008)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,683,622,933	108,927,074	1,247,433,866	91,777,095

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(October 20, 2006)
	For the nine months ended		through
	September 30,	September 30,	September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,545,349)	$(767,667)	$(44,765,558)
Adjustments to reconcile net loss to net cash
used in operating activities:
Dissolution of majority owned subsidiary	(33,957)	-	(33,957)
Depreciation expense	2,606	-	2,606
Stock issued for services	147,292	-	1,518,618
Stock issued for interest	31,725	-	52,974
Stock based compensation	-	-	34,700,044
Bad debt expense - related party	-	-	218,636
Loss on settlement of related party debt	10,000	-	10,000
Amortization of debt discount	2,182,684	-	2,182,684
Debt modification expense	1,154,090	-	1,205,646
Rent holiday expesne	74,280	-	74,280
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(46,513)		(47,134)
Inventory	(9,738)		(52,590)
Other current assets	(67,631)	(26,200)	(99,831)
Other assets	(38,922)		(38,922)
Accounts payable and accrued expenses	74,949	51,310	187,267
Related party payable	1,036,991	(39,548)	1,322,956
Stockholder loan payable	-	90,000	1,260,000
Accrued interest-stockholder	259,878	411,073	1,162,891
Total adjustments	4,777,734	486,635	43,626,168

Net cash used in operating activities	(767,615)	(281,032)	(1,139,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipmnet	(3,775)	(8,957)	(14,578)
Leasehold Improvements	(449,722)	-	(449,722)
Net cash used in investing activities	(453,497)	(8,957)	(464,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	290,000	335,000
Cash overdraft	3,469	-	3,469
Proceeds from issuance of loan payable	1,216,000	-	1,266,000
Net cash provided by financing activities	1,219,469	290,000	$1,604,469

NET INCREASE IN CASH	(1,643)	11	779

CASH, BEGINNING OF PERIOD	2,422	-	-

CASH, END OF PERIOD	$779	$11	$779

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Stock issued for repayment of shareholder loan	$25,000	$-	$509,250
Subscription receivable	$-	$-	$20,000
Accounts payable converted into debt	$59,673	$-	$59,673
Stockholder loan assigned	$2,034,893	$-	$2,408,362
Common stock issued as a result of debt conversion	$2,090,243	$-	$2,263,712
Preferred stock issued for related party debt	$500,000	$	$500,000
Stockholder loan and accrued interest exchanged
for a short term convertible note	$-	$1,503,167	$1,503,167

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
f/k/a Ludvik Capital, Inc.
(Development Stage Company)
Notes to Consolidated Financial Statements
From Inception, October 20, 2006 through September 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SavWatt USA, Inc. (“SavWatt”) formerly known as Ludvik Capital, Inc.  (“Ludvik Capital”) (hereinafter "the Company") was incorporated on October 20, 2006 under the laws of the State of Delaware for the purpose of becoming a successor corporation by way of merger with Patriot Advisors, Inc. (“Patriot”) and Templar Corporation (“Templar”), pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine in Case No. 04-20328 whereby Ludvik Capital is the continuing entity. Hereinafter, SavWatt, Ludvik Capital, Patriot and Templar are referred to as the “Company” unless specific reference is made to one of these entities.

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

The Company plans to capitalize on the largely unaddressed commercial and consumer market for energy-efficient LED lighting by investing in product and corporate marketing. With public relations and advertising throughout the media, a recognized, popular consumer LED brand will be cultivated, spearheading and establishing a leading market share in the growing energy-efficient bulb sector during the next three to five years. SavWatt has the exclusive marketing rights in the United States to sell LED street lighting for a number of Asian companies.

The Company is a development stage enterprise.

The Company's year end is December 31st.

The Company's corporate headquarters were originally located in Virginia but are currently located in Baltimore MD.

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $5,545,349 for the nine months ended September 30, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through September 30, 2011 and accumulated deficit amounting to $44,765,558 its inception, the Company has generated minimal revenues and has minimal cash resources.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 -STOCKHOLDER LOANS

On December 14th 2006, the Company entered into an Advisory Agreement (“Advisory Agreement”) with Ludvik Nominees Pty Ltd (“Ludvik Nominees”) (a Company 100% owned by Frank Kristan) for services to be rendered which were payable based on 3% assets under management and 20% of net profits of Ludvik Capital. The term of the agreement was for approximately 11 years, concluding on December 31, 2017.

Frank Kristan served as President and Chief Executive Officer of the Company from inception, October 20, 2006 through March 31, 2010 and is also the President of Ludvik Nominees. On March 31, 2010, Frank Kristan resigned as President and Director of the Company.

On March 31, 2010 the original 2006 agreement was terminated and a settlement agreement was created to resolve any outstanding obligations with respect to the 2006 agreement. In accordance with the settlement agreement both parties agreed that since advisory fees under the December 14th 2006 Agreement were based on assets under management that had no value, the Advisor had the option to get paid a fee of $30,000 per month starting October 2006 including interest. Furthermore, the remaining principal balance plus accrued interest as of September 30, 2010 was rolled over into a Secured Convertible Note amounting to $1,503,167.

From the period from the Company’s inception, October 20, 2006 through the termination of the Advisory Agreement on September 30, 2010, the Company issued its advisors 32,394,269 shares of common stock as payment for services amounting to $484,250.

This note was payable on September 30, 2010 and bears an interest rate of 12% per annum payable at the end of the term. Upon default, the unpaid principal balance of this note and any accrued and unpaid interest bear interest at the rate of 18%. The outstanding balance and accrued interest, all or in part, is convertible at the option of the holder into the Company's common stock at a conversion price of 50% of the stock price, with a minimum of $.01 per share. As of December 31, 2010 this note was in default. In April 2011, the Company received a waiver of the default and extended the due date of the note to December 31, 2011, at an interest rate of 18%. The note, plus accrued interest, was assignable

In the 3rd and 4th quarter of 2010 this stockholder assigned $373,469 of the convertible loan payable to investors (as discussed in Note 5)

In the 1st quarter of 2011, the stockholder assigned $580,000 of the convertible loan payable to investors and converted $46,927 into 4,692,700 shares of common stock.

In the 2nd quarter of 2011, the stockholder assigned $554,893 of the convertible loan payable to investors and converted $10,000 into 5,000,000 shares of common stock.

In the 3rd quarter of 2011, the stockholder assigned $300,000 of the convertible loan payable to investors, primarily consisting of previously accrued interest from the original September 30, 2010 convertible note which was assigned to investors in the above noted assignments. Subsequent to this assignment the Company has no further note payable obligation to this stockholder as of September 30, 2011.

In the 2nd quarter of 2011, entities related to the Company’s current President and sole director assigned $300,000 in payables to the stockholder, who in turn assigned this $300,000 of loan payable to investors.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the nine months ending September 30, 2011, the Company received approximately $1,037,000 in short term funding from Sutton Global Associates, Inc.

In April and June 2011, Sutton Global Associates converted $600,000 of its short term funding in to into two Notes. The Notes bear interest at a rate of 6 % per annum and are convertible into common stock of the Company at the discretion of the holder. The notes are due in April and June of 2012. The Company recorded  a $257,142 discount on these convertible notes, related to their beneficial conversion features, and amortized $105,745 and $168,866 of this discount recorded as interest expense during the three and nine months ended September 30, 2011, respectively. The net note payable, inclusive of unamortized discount was $511,724 as of September 30, 2011.  The note has accrued interest of $15,150 included in accrued expenses, at September 30, 2011.

In April 2011, Sutton Global Associates assigned $300,000 of amounts owed to them to stockholders associated with Ludvik Nominees a stockholder of the Company.

In January 2011 Sutton Global Associates converted $250,000 of amounts owed to them into 5,000,000 shares of Preferred A shares.

In July 2011, Sutton Global Associates converted $250,000 of amounts owed to them into 5,000,000 shares of Preferred A shares.

As of September 30, 2011, the Company owes to Sutton Global Associates a total of $141,591 in unsecured advances included in due to related party, which was has not been converted into a convertible note, assigned to stockholders, or have not been converted into equity

NOTE 5 – DEBT

Short term Convertible Debt

In August 2010 through December 2010 a stockholder assigned $373,469 of his loan payable to investors transferring all the rights and interests of the original note (as disclosed in Note 3). As of December 31, 2010 the assignee debt holders have converted $173,469 of their outstanding debt into 18,374,278 shares of the Company's common stock resulting in the loan payable balance of $200,000.

In the 1st quarter of 2011, a stockholder assigned $580,000 of the convertible loan payable to investors. In the 2nd quarter of 2011, the stockholder assigned $554,893 of the convertible loan payable to investors. In the 3rd quarter of 2011, the stockholder assigned $300,000 of the convertible loan payable to investors, primarily consisting of previously accrued interest.

In the 2nd quarter of 2011, entities related to the Company’s current President and sole director assigned $300,000 in payables to the stockholder, who in turn assigned this $300,000 of loan payable to investors.

During the nine months ended September 30, 2011 the Company converted $59,673 in accrued expenses and accounts payable into debt. During this period this debt was assigned to other debt holders

With respect to some of these assigned convertible notes, some of the terms conversion were modified thereby resulting in the Company recording a beneficial conversion with respect to the modifications.

During the nine months ended September 30, 2011, the Company entered into several short-term convertible notes with a total face amount of $1,660,500. Of this amount the Company has received $1,216,000. Upon receipt of the remaining $444,500 due under these notes the Company will record the respective liability of these notes. These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 50% from the market price. These notes have a minimum conversion floors ranging from $0.01 to $0.0001 per share.

With respect to the convertibility feature of the assigned convertible notes and the convertible notes entered into during the nine months ended September 30, 2011 the Company recorded a total beneficial conversion of $2,338,452 and amortized $2,013,818 of this discount, recorded as interest expense during the nine months ended September 30, 2011.

At various times during the nine months ended September 30, 2011 the Company has converted $2,033,315 of debt and $31,725 in accrued interest into 1,681,188,693 shares of common stock. In addition to debt the Company has recorded $1,154,090 of modification expense with respect to the conversion.

As of September 30, 2011 the balance of the Company’s short term convertible notes amounted to $852,617. The interest on these debentures is accrued and due at the end of the notes term. As of September 30, 2011 the accrued interest amounted to approximately $85,000 and is included in accounts payable and accrued expenses.

Other Debt

In October 2010, the Company entered into a secured promissory note for $50,000. The note was payable within 90 days and bears an interest rate of 5%. In connection with this note the Company issued 500,000 shares of its common stock as additional consideration valued at $21,249, and accounted for as interest expense during the year ended December 31, 2010. This note is outstanding as of December 31, 2010 and September 2011.

NOTE 6 - EQUITY TRANSACTIONS FROM INCEPTION

On October 20, 2006, Ludvik Capital, Inc. was formed to be the successor corporation by merger of Patriot and Templar.

Pursuant to a court order in the US bankruptcy court and a December 12th Stock Purchase Agreement between the Company and Ludvik Nominees, Patriot and Templar whereby Patriot and Templar merged with the Ludvik Capital, whereby the surviving corporation became the registrant, Ludvik Capital, or the Company.

Ludvik Nominees was issued 40,000,000 shares (post forward stock split), of which approximately 18 million shares of Ludvik common stock were issued to old creditors of Patriot and Templar as payment for past outstanding services and approximately 22 million shares of Ludvik Capital, or the Company’s, common stock were held by Ludvik Nominees for the initial capital of $20,000.

On February 7, 2007 the United States Bankruptcy Court for the District of Maine entered an order confirming the December 12, 2006 agreement with the Debtor whereby, there were 40,000,000 (post forward stock split) unrestricted shares of the Company's Common Stock issued to creditors and plan participants .

In Apri12010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc. and increasing their authorized capital shares from 100,000,000 shares to 2,200,000,000 shares designating 2,000,000,000  as common stock and 200,000,000 shares as preferred stock. In September 2011 the Company increased the total capital to 5,000,000,000  shares authorized designating 4,800,000,000  as common stock and 200,000,000 shares as preferred stock. In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock ("Preferred Series A"). The Preferred Series A is convertible a one share of preferred into ten shares of common stock. The Preferred Series A shares are entitled to two hundred votes for each share of Preferred Series A.

shares as preferred stock. In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock ("Preferred Series A"). The Preferred Series A is convertible a one share of preferred into ten shares of common stock. The Preferred Series A shares are entitled to two hundred votes for each share of Preferred Series A.

In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock (“Preferred Series A”). The Preferred Series A is convertible a one share of preferred into ten shares of common stock. The Preferred Series A shares are entitled to two hundred votes for each share of Preferred Series A.

In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In July 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

During the nine months ended September 30,2011 the company issued 44,238,683 common shares for services valued at $147,292.

The issuance of common stock from inception, October 20, 2006 through the year ended December 31, 2010 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued upon merger in accordance with Court Order	40,000,000	$20,000	$0.0005
Stock issued in connection with acquisition	24,196	-	-
Stock issued for services	38,905,710	13,061,326	.0395 - 5.52
Stock issued to retire debt - Shareholder loans	32,394,269	23,494,294	.040 - 1.01
Common stock issued for cash	37,333,333	315,000	.003 - .01
Fair value of common stock issued for interest	500,000	21,249	0.0425
Common stock issued pursuant to note holder debt conversion	18,374,278	173,469	.009 - .01
	167,531,786	37,085,338

The issuance of common stock from January 1, 2011 through September 30, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Common Stock cancelled	(5,000,000)	$-	$-
Stock issued for related party debt settlement	2,500,000	35,000	0.014
Stock issued for services	44,238,683	147,292	0.014
Stock issued to retire debt - Shareholder loans	9,692,700	56,927	0.002-0.01
Fair value of common stock issued for interest	1,000,000	14,000	.014
Common stock issued pursuant to note holder debt conversion	1,680,188,693	3,205,130	.00050-.01
	1,732,620,076	3,458,349

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

The employment agreement with Michael Haug was not renewed and in October 2011, Mr. Haug was appointed Executive Vice President of Sale.

On February 11, 2011, the Company entered into a lease for approximately 24,561 square feet at 1100 Wicomico Street, Suite 700, Baltimore, Maryland, under a written lease for a term of ten years. This new facility will be the Company's new principal executive offices, as well as a manufacturing and assembly facility. We will not have to pay rent on this facility until February 1, 2012. In accordance with ASC 840 Leases, the Company has recorded a $74,280 liability in recognition of this rent holiday as of September 30, 2011. Thereafter, the Company will pay rent as follows:

February 1, 2012 - January 31, 2013         $ 9,926.74 per month
February 1, 2013 - January 31, 2016         $11,564.14 per month
February 1, 2016 - January 31, 2019         $12,526.11 per month
February 1, 2019 - January 31, 2021         $13,549.49 per month

The Company has entered into an exclusive worldwide license for LED lights with P2i Limited (“P2i”), a company incorporated in England, utilizing P2i's liquid repellent nano-coating technology.

Under the terms of The Technology Exclusivity Agreement (“P2i Agreement”) with P2i, the Company is granted an exclusive worldwide license to P2i patents for liquid repellent nano-coating technology (“repellent technology”) with respect to its application for LED lighting. The term of the P2i Agreement is for five years commencing July 14, 2011. The payment due under the agreement is $1,100,00, within an initial payment and additional payments on each of the four subsequent anniversary dates of the agreement. The P2i Agreement will be amortized over the life of the agreement.

In addition to the P2i Agreement, the Company also entered into an Equipment Purchase and Technology License Agreement (“P2i Equipment Agreement”) with P2i. This agreement runs a concurrent term with that of the p2i Agreement. Under the P2i Equipment Agreement, the Company is obligated to purchase an initial machine, during the first year, from P2i, that applies their repellent technology. The Company is also required to pay P2i a royalty for product made using their technology under the P2i Equipment Agreement.

The Company plans to initially perform this process in its Baltimore facility with future facilities to be established worldwide. In addition, the Company has the right to sub-license this technology to its worldwide partners.

NOTE 8 – SUBSEQUENT EVENTS

During October and November 2011, the Company recorded the following transactions:

•	Issued 506,961,203 shares of Common Stock pursuant to the conversion of $259,250 of debt
•	Issued 9,000,000 shares of Common Stock related to services
•	Received proceeds amounting to $125,000 related to the issuance of convertible notes

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

FOR THE NINE MONTHS ENDED September 30, 2011 and 2010

The Company's operations for the nine months ended September 30, 2011 and 2010 consist of General and administrative expenses incurred in the amount of $1,528.334 and $105,819 respectively and professional fees amounting to $429,257 and $255,776, respectively.

FOR THE PERIOD FROM OCTOBER 20, 2006 (INCEPTION) TO September 30, 2011.

Expenses from inception consist of professional fees of $2,146,464 and general and administrative expenses consisting of organization and related expenses of $1,615,128 and $36,218,662 related to stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had minimal cash on hand as of September 30, 2011 and a working capital deficiency of $1,535,013. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating significant revenues, and is still considered a development stage company, has experienced recurring net operating losses from operations and had a net loss from operations of  $5,545,349 for the nine months ended September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
Isaac H. Sutton,
Its: President
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)