Form 10-K
period 2011-12-31
SavWatt USA, Inc.
filed 2012-04-16
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to  __________

Commission File Number 000-52402

SAVWATT  USA,  INC
(Exact  name  of  registrant  as  specified  in  its  charter)

Delaware	27-2478133
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1100  Wicomico  Street,  Suite  700,  Baltimore,  Maryland  21224
(Address  of  principal  executive  offices)

(646)  545-6870
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of  the Act:  None

Securities registered pursuant to Section 12(g) of the  Act:

Title of Each Class
Common Stock, $.0001 par value

Indicate by check mark if the  registrant  is a  well-known   seasoned   issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate  by  check  mark if the  registrant  is not  required  to file   reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant electronically and posted on its corporate Web site, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated  filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated  filer," "accelerated  filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's second fiscal quarter (June 30, 2011) was approximately $2,344,588.

On April 10, 2012, 9,795,217,291 shares of the Registrant's common stock were outstanding.

CAUTIONARY  STATEMENT

This Form 10-K contains "forward-looking statements". Some of the statements contained in this Form 10-K for SavWatt USA, Inc., formerly known as Ludvik Capital, Inc. ("Company"), discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated  by the  statements. The  forward-looking information is based on various factors and is derived using numerous assumptions.

Management expresses its expectations, beliefs and projections in good faith and  believes the expectations reflected in these forward-looking statements are based on reasonable assumptions; however, Management cannot assure current stockholders or prospective stockholders that these expectations, eliefs and  projections will prove to be correct. Such forward-looking statements reflect the current views of Management with respect to the Company and anticipated future events.

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

PART  I

ITEM 1. BUSINESS.

HISTORY

SavWatt  USA,  Inc.     ("Company")     was     incorporated     in  the  State  of  Delaware under the name of "Ludvik  Capital,  Inc." on  October  20,  2006.  Our name was changed to SavWatt USA, Inc. on April 5, 2010. The Company was originally formed for the purpose of becoming a successor and survivor  corporation by merger with Patriot  Advisors,   Inc.  and  Templar  Corporation   pursuant  to  a  plan  of reorganization  and merger  approved  by the  United  States  Bankruptcy  Court, District of Maine,  Case No. 04-20328.  The Company's prior business plan was to make investments in public and private companies by providing long-term debt and equity investment capital to fund the growth, acquisitions and recapitalizations of small and  middle-market  companies  in a variety  of  industries,  primarily located  in the  Untied  States.  The prior  management of Ludvik Captial was not successful in carrying out its business plan

Overview of Our Industry and  Markets We Serve

Emitting  more  light  per  watt  than  incandescent  bulbs  and  capable  to  lasting up to 100,000 hours, LED lights are revolutionizing  the lighting industry.  LED lights  contain no harmful  ultraviolet  rays, do not flicker,  or contain toxic substances. Additionally, by using LED lighting, energy consumption can decrease up to 80%. SavWatt USA, Inc (also referred to as "the Company")  distributes LED technology through a network of independent distributors.  Operating nationwide, the  Company  has created  partnerships  with  manufacturers  to secure the best selection of LED street  lights,  tubes,  spot,  and  floodlights.  SavWatt supplies commercial businesses and retailers,  as well as municipalities and state governments, with warranty-guaranteed lighting technology. The Company works closely with each of client find the best solution to its lighting needs.

In  the  past  year,  the  market  for  LED  technology  in  the  United  States  has grown from $7 billion to $10.7 billion.  This tremendous growth is reflective of inherent  benefits of LED  technology:  a longer  product  lifetime  and greatly improved  energy  efficiency.  To spur  adoption of energy  efficient  products, federal  law  mandates  that all  light  bulbs are 30% more  efficient  by 2012. Federal tax deductions of up to $.60 per square foot are additionally  available if a lighting  system reduces power usage by 25 to 40% of the standard  lighting power values specified by AHSRAE standard 90.1-2001. By the end of 2012, the LED market in the United States is expected to be valued at $20.4 billion.

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

The  Company  will  compete  with  major  lighting  manufacturers, including General  Electric, Philips, and  Sylvania. Although  these  companies  have established  reputations in  the  marketplace,  each  lacks  the  mobility  and creativity  to meet the new market  demand  for LED  lighting  in a  competitive manner. SavWatt additionally faces competition from smaller U.S.-based lighting companies, but a majority of these lack the branding or marketing expertise that the Company possesses.

PRODUCTION:

SavWatt  will  be  sourcing  LED  products and parts from  factories  in  the  Far East and  US Partners. These factories  assemble  LED bulbs,  fixtures  and  apparatuses  based on  SavWatt's specifications  and bill of material  requirements.  UL or ETL certification for these  products and factories are  supervised  by SavWatt  technicians.  SavWatt opened an office in Shenzhen,  China to supervise production schedules,  shipment arrangements,  samples and quality control inspections. All factories contracted by  SavWatt  will go  through a quality  control  and  performance  test  before becoming  a master  supplier  for  SavWatt  products.  An  agreement  which each supplier will protect the SavWatt  brand,  intellectual property and proprietary information to extent that is enforceable in China.

During 2012, the Company will increase its focus on the solar markets. In addition to the Company’s EcoPole it will be selling solar panel solutions through its SavWatt Depot and Savwatt EPC.

SavWatt EPC specializes in offering all types of photovoltaic solutions adapted to the client’s individual needs. In simpler terms: we transform solar radiation into electricity, and deliver an end product investment to our client with a guaranteed future and profitability. The integral undertaking of these projects involves the engineering service, the actual installation of modules and the complete installation, maintenance and, where appropriate, a financing study. Our work not only integrates products and services, we also provide added value for our clients so that they entrust us with their investment with total security: cutting-edge technology, advanced technical qualifications, experience and internationalization.

In  addition,  the  Company  will  begin  assembling  certain  LED  tubes  in  its  new Baltimore Facility in the 3rd quarter of 2012.

Our  fiscal  year  end  is  December  31.

HOW TO CONTACT US

The Company's   principal executive offices  are  located  at  1100 Wicomico Street,  Suite 700,   Baltimore,  Maryland 21224.  Our telephone  number is (646) 545-6870.

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

WE ARE  SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF  THE SARBANES-OXLEY CT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

The  Company  is  required  to  comply  with  the  provisions  of  Section  404  of  the Sarbanes-Oxley  Act of  2002,  which  requires  that we  document  and  test our internal  controls  and  certify  that we are  responsible  for  maintaining  an adequate  system of internal  control  procedures for the 2011 fiscal year. This section also requires that our  independent  registered  public  accounting firm opine on those internal controls and management's  assessment of those controls. We are currently  evaluating our existing controls against the standards adopted by the Committee of Sponsoring  Organizations of the Treadway Commission (COSO). During the course of our ongoing  evaluation and integration  of the  internal controls of our business,  we may identify areas requiring  improvement,  and we may have to design enhanced  processes and controls to address issues identified through this review (see Item 9A, below for a discussion  our internal  controls and procedures).

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

INTELLECTUAL PROPERTY RIGHTS

The  Company presently  has filed for four trademarks. The  Company intends  to seek  copyright  and  trademark  protection  of its trade  names and products. The Company's success and ability to compete are dependent to a degree on the Company's  name and product  recognition.  Accordingly,  the Company will primarily  rely on  copyright,  trade  secret and  trademark  law to protect its product and brand names of our  products or the name(s)  under which the Company conducts its business.  Effective trademark  protection may not be available for the Company's trademarks.

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

EMPLOYEES

We currently have 20 full-time employees.  We believe that our relations  with our employees are good. Our employees are not  represented by a union or covered by a collective bargaining agreement.

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

OUR BUSINESS  MAY BE ADVERSELY  AFFECTED BY THE GLOBAL  ECONOMIC  DOWNTURN,  THE CONTINUING  UNCERTAINTIES IN THE FINANCIAL MARKETS AND OUR, OR OUR USTOMERS' OR SUPPLIERS' ABILITY TO ACCESS THE CAPITAL MARKETS.

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

OUR  BUSINESS  MAY BE  IMPAIRED BY CLAIMS   THAT WE, OR OUR   CUSTOMERS,   INFRINGE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Vigorous protection and  pursuit of intellectual propertyrights characterize  our industry.  These traits have resulted in significant and often protracted  and  expensive  litigation.  Litigation to determine the validity of patents  or  claims  by  third  parties  of  infringement  of  patents  or other intellectual  property  rights could  result in  significant  legal  expense and divert the  efforts  of our  technical  personnel  and  management,  even if the litigation  results  in a  determination  favorable  to us.  In the  event of an adverse result in such litigation, we could be required to:

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

The market price of our common stock may fluctuate significantly. From July 2 007,  the day we began trading   publicly as LDVK,  until our share prices per share have fluctuated in dramatic fashion. Our share price has fluctuated in response to various factors. Speculation in the press or investment community about our strategic position, financial condition, results of operations, or significant transactions can also cause changes in our stock price. In particular, speculation around our market opportunities for energy efficient lighting may have dramatic effects on our stock price, especially as various government agencies announce their planned investments in energy efficient technology,  including lighting.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTERESTS OF ALL OTHER STOCKHOLDERS.

The Company's principal shareholder   is Sutton Global   Associates,  Inc. ("Sutton   Global"), which own common and preferred stock which collectively give Sutton Global approximately 49.7% of the voting power of our shareholders. Sutton Global is beneficially owned and controlled by Isaac H. Sutton our Chairman and President. Mr. Sutton has voting and dispositive control of the shares held by Sutton Global. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of Company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of   April 10,  2012 there were 9,795,217,291 shares of common stock issued and outstanding and 25,000,000 shares of preferred stock    outstanding. We are authorized to issue up to 9,800,000,000 shares of  common stock and 200,000,000 shares of preferred stock.  To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

In June 2011, the Company entered   into a lease for approximately 1,000 square feet at 152 Maidison Avenue,  New York,  NY,  under a written lease for a term of 2 years. Under the terms of the lease the annual base rent is approximately $74,000. This new facility  will be the used as executive and sales offices.

In December 2011,  the Company entered into a  lease    for approximately 2,886 square feet at 7927 Jones Branch Drive,  Suite 3300, McClean, VA, under a written    lease for a term of 2 years.    Under the terms of the lese the annual base rent is approximately $58,000.  This new    facility   will be the used by the company for sales.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently involved in three lawsuits.  The first lawsuit involves a former employee of the Company and is being resolved by the Company's insurance carrier and the other two involve breach of contract.  The Company intends to defend itself vigoursly in these matters. At this time,  the company is unable to ascertain the outcomes of these suits and has not made any provisons other than the amounts due and under dispute.

ITEM 4.   MINE SAFETY DISCLOSURES.

Note applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of the date of this Annual Report,the Company's Common Stock is quoted on the Pink Sheets under the symbol "SAVW.OB." The market for the Company's Common Stock is limited, volatile and sporadic and the price of the Company's Common    Stock could be subject to wide fluctuations in response to quarterly variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares,  and other factors.

The following table sets forth the high and low sales prices for each quarter relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High	Low

Fiscal 2010
First Quarter (2)	$.012	$.0035
Second Quarter (1)	$.04	$.0035
Third Quarter (1)	$.089	$.0036
Fourth Quarter (1)	$.095	$.0125

Fiscal 2011
First Quarter (2)	$0.01	$.0033
Second Quarter (1)	$.0069	$.0011
Third Quarter (1)	$0.01	$.0011
Fourth Quarter (1)	$0.00	$.0005
___________
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

HOLDERS

As of April 10,  2012 there were approximately 179 shareholders of record of the Company's Common Stock.

DIVIDENDS

The Company has not declared any cash   dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future.  There are no material    restrictions limiting or that are likely to limit the    Company's    ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

The Following table lists the shares issued for the year ended December 31,  2010 and 2011

The issuance of common stock from inception, October 20, 2006 through the year ended December 31,   2010 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued upon merger in accordance with Court Order	40,000,000	$20,000	$0.0005
Stock issued in connection with acquisition	24,196	-	-
Stock issued for services	38,905,710	13,061,326	.0395 - 5.52
Stock issued to retire debt - Shareholder loans	32,394,269	23,494,294	.040 - 1.01
Common stock issued for cash	37,333,333	315,000	.003 - .01
Fair value of common stock issued for interest	500,000	21,249	0.0425
Common stock issued pursuant to note holder debt conversion	18,374,278	173,469	.009 - .01
	167,531,786	37,085,338

The issuance of common stock from January 1, 2011 through December 31, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued for related party debt settlement	2,500,000	$35,000	$0.014
Stock issued for services	203,238,683	306,871	0.0005 -0.014
Fair value of common stock issued for interest	1,000,000	14,000	0.014
Common stock issued pursuant to note holder debt conversion – principal	2,718,112,504	2,462,792	0.0001 - 0.01
Common stock issued pursuant to note holder debt conversion - interest	18,695,505	13,647	.00001-0.01
	2,943,546,692	39,658,097

The Company did not utilize or engage a principal underwriter in connection with any of the above securities    transactions.

Management believes that all of above shares of common stock were issued pursuant to the exemption from registration under Section 4(2)   of the Securities Act of 1933,  as amended.

In May and December 2011,  the Company filed two S-8 registrations for its Equity Plans, registering 18,000,000 and 250,000,000 shares of its Common Stock.

The purpose of the Plans is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging Employees, Outside Directors and Consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of Employees, Outside Directors and Consultants with exceptional qualifications and  (c)  linking Employees, Outside Directors and Consultants directly to stockholder interests through increased stock ownership. The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares, Stock Units, Options (which may constitute ISOs or NSOs) or stock appreciation rights.

The following table sets forth the issuances under these plans.

Date of Issuance	Shares	Consideration	Reason for Issuance
May 13, 2011	2,500,000	$7,500.00	Consulting
May 25, 2011	5,000,000	$15,000.00	Consulting
December 12, 2011	25,000,000.00	$17,500.00	Consulting
December 12, 2011	50,000,000.00	$35,000.00	Consulting
December 27, 2011	50,000,000.00	$25,000.00	Consulitng

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31,   2 011 AND 2010

The Company has not generated any significant revenues since its inception on October 20,2006. The Company's operations for years ended December 31, 2011 and 2010 consist of general and    administrative    expenses    incurred in the amount of $2,306,097 and $1,588,192 and other expenses amounting to $5,308,85 6 and $533,707 respectively.  The significant increase in other expenses relates to the amortization of debt discount totaling $3,199,988 as compared to $0 in 2010 as well as the debt conversion expense in 2011 totaling $1,707,573 as compared to $51,556 in 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had minimal cash on hand as of December 31, 2011 and a working capital deficiency of  $ 2,750,888. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not generatedany significant revenue, has experienced recurring net operating losses and had a net loss of $8,301,052 for the year ended December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31,  2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that our internal control over financial reporting was effective. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial    reporting.    Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS,   EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's directors and executive officers are as follow:

Name	Period	Age	Position(s)

Isaac H. Sutton	3/31/2010 to Present	58	Chairman of the Board of Directors President, Chief Executive Officer, CFO, Secretary and Treasurer

Mr. Sutton is Chief Executive Officer of SavWatt USA, Inc and sole director. He has served since April 2010. Mr. Sutton has been a successful entrepreneur ever since his involvement with the Sutton family business during his college years.  Since the late 70's,  Sutton has been a founding member and served in executive roles of many ventures including: Aprica Juvenile Products, Inc. (1980 - 1982), Fusen Usagi, Inc.  (1982 -1989), IHS Inc.  (1990 - 1997), and CEO of Starinvest Group  (1997 - 2006). A world traveler for over 30 years, Mr.  Sutton has lived in and conducted business in a variety of countries including Taiwan,  Korea, the Philippines, Poland and Uzbekistan. Mr. Sutton has extensive experience in a variety of industries including import and export,  telecommunications,  information technology and capital markets.

Mr.  Sutton holds Bachelor's Degree in Business Administration from Pace University. Mr.  Sutton was born and raised in New York City and is 58 years old.

DIRECTORSHIPS

Mr.  Sutton ia a director of GoIP Global,   Inc.

EMPLOYMENT CONTRACTS

On July 1, 2010, the Company entered into an employment contract with Michael Haug,  the former Chief  Executive Officer, for a one year term with a base salary of $84,000 per year.  In addition, the Company agreed to issue 2,000,000 shares of common stock to Mr. Haug as a signing bonus and such shares vest at the end of the term of the agreement. Mr. Haug will also be entitled to participate in the Company's health care and bonus plans when implemented but not later than December 31,  2010. This contract was not renewed and in August 2011, Mr Haug was appointed to the position of Exeective Vice President and in March 2012 tendered his resignation.

In February 2012,  the Company entered into an employment agreement with the Company's CEO, Isaac H.  Sutton,  commencing on January 1,  2012 and expiring on December 31,  2012.  The employment agreement provides for an annual salary of $240,000 together with annual increases of at least 10% per annum.  In addition, Mr.  Sutton shall receive as additional compensation .75% of the Company's gross revenues in excess of $20,000,000.  The employment agreement provides that Mr.  Sutton is eligible to receive incentive bonus compensation,  at the discretion of the board of directors.  The employment agreement provides for termination based on death,  disability or other termination and for severance payments upon termination. The severance payments range from the compensation payable pursuant to the agreement or up to two times the annual compensation over sixty months in the event that Mr.  Sutton is terminated in the event of a change in control as described in the agreement.

FAMILY RELATIONSHIPS

There are no family relationships between or among our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)	was a general partner or executive officer of any business againstwhich any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2)	was convicted in a criminal proceeding or named subject to a pendingcriminal proceeding (excluding traffic violations and other minor offenses);

(3)
was subject to any order, judgment or decree, not subsequentlyreversed, suspended or vacated, of any court of competent jurisdiction, permanently or emporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
was found by a court of competent jurisdiction (in a civil    action),the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

MATERIAL CHANGES TO THE METHOD BY WHICH THE SHAREHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

None.

SECTION 16(a)   BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed. No one on the Company's management team was delinquent on such filings in 2011.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the aggregate compensation paid by the Company to officers or directors of the Company during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)

Isaac H. Sutton,	2011	$95,334	-	-	-	-	-	-
Chairman, CEO, CFO	2010	$41,423	-	-	-	-	-	-

Michael Haug,	2011	$86,923	-	-	-	-	-	-
Former CEO (1)	2010	$16,154	-	-	-	-	-	-

Former COO, CFO	2011	$123,311	-	-	-	-	-	-
Adam Kolodny (1)	2010	$41,423	-	-	-	-	-	-
________
(1)   Mr. Kolodny and Mr. Haug are no longer officers of the company

STOCK OPTIONS AND WARRANTS

There were no stock options or warrants outstanding on December 31, 2011

OPTION/SAR GRANTS TABLE

There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2011.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

There were no exercises of stock options/SAR by executive officers during fiscal 2011.

LONG-TERM INCENTIVE PLAN AWARDS

There were no long-term incentive plan awards made during fiscal 2011.

COMPENSATION OF DIRECTORS

The Company has no formal or standard compensation arrangement with the members of its Board of Directors or with committee members.

REPRICING OPTIONS

During the fiscal year ended December 31, 2011, the Company did not reprice any stock options.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the ownership of the Company's Common Stock and Series A Preferred Stock as of April 11, 2012 with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature ofBeneficial Ownership	Percentof Class

Common Stock	Isaac H. Sutton Sutton Global Associates, Inc. 152 Madison Ave, 23rd floor New York, New York 10016	2,350,723,310	24%

Preferred A	Isaac H. Sutton Sutton Global Associates, Inc. 152 Madison Ave, 23rd floor New York, New York 10016	25,000,000	100%

Common Stock	All Executive Officers and Directors as a Group (1 person)	2,350,773,310	24%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Ludvik Nominees, Pty, Ltd. was the exclusive adviser to Company for the period October 10, 2006 through March 31, 2010. Ludvik Nominees Pty Ltd is 100% owned by Frank Kristan, our former President and Chief Executive Officer. During the period from inception to March 31, 2010 Ludvik Nominees was an advisor to the Company, fees were charged quarterly. A total of $2,017,417 including interest was billed. $484,250 was converted to 32,394,269 shares and $0 remains owing.

Mr Isaac H. Sutton, the Company's President and Sole Director, was also a shareholder in the now defunct SavWatt Industries, LLC and a debtor of the Company. Mr Isaac H. Sutton the Company's President and Sole Director is a beneficial owner in Sutton Global Associates, Inc and GoIP Global, Inc both companies which have provided at certain times,   short term loans to the Company.

We do not have any independent directors or director committee members.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

On June 2, 2010, the Company engaged Sherb & Co. LLP, 805 Third Avenue, New York, New York as its certifying auditors to audit the Company's financial statements for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006. Prior to such engagement, the Company had not engaged a certifying audit firm.

(1) Audit Fees. For the fiscal years ended December 31, 2010 and 2011, the Company's auditors charged us $12,000 and $20,000_respectively, for  services rendered for the audit of our annual financial statements.

(2) Audit-Related Fees. For the fiscal year ended December 31, 2011 and 2010, our auditors charged us $9,000 and $6,000,  respectively, for audit-related services (review).

(3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice for the fiscal year ended December 31, 2011.

(4) All Other Fees. None.

(5) Audit Committee's Pre-Approval Policies and Procedures. The Company had no audit committee during the fiscal year ended December 31, 2011; hence, there were no pre-approval policies or procedures in effect during such fiscal year.

ITEM 15.   EXHIBITS,   FINANCIAL STATEMENT SCHEDULES

See the Exhibits Index below for a list of exhibits attached hereto or incorporated by reference pursuant to Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit	Description

3.1*****	Amended and Restated Certificate of Incorporation

3.2*****	Amended and Restated Bylaws

10.1**	Commercial Office Lease

10.2***	Employment Agreement for Isaac Sutton, Chief Executive Officer and Chief Financial Officer

14*	Code of Business Conduct Ethics

21**	Subsidiaries of the Company

31.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2***	Certification of Chiefl Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1***	906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document
_________
*              Exhibits incorporated herein by reference to Company's Form 10-K for the fiscal Year Ended December 31, 2006, filed with the Commissionon August 17, 2010.

**           Incorporated by reference to 10-K filed April 15, 2011.

***         Filed herewith

****      Pursuant to Rule 406T of Regulation S-T,  the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933,  as amended,  are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934,  as amended,   and otherwise are not subject to liability under those sections.

*****    Incorporated by reference to 14C filed on April 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the    Securities 1934, the Registrant has duly caused this Annual Report Exchange Act of to be signed on its behalf by the undersigned,  thereunto duly authorized.

SaVWatt USA, Inc.

Dated: April 16, 2012		/s/ Isaac H. Sutton
	By:	Isaac H. Sutton
	Its:	Chief Executive Officer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SavWatt USA,   Inc.

We have audited the accompanying balance sheet of SavWatt USA,   Inc. as of December 31, 2011 and December 31, 2010, and the related statements of operations, stockholders'  deficit, and cash flows  for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company's management.Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly,  in all material respects, the financial position of SavWatt USA, Inc. at December 31, 2011 and 2010,and the results of operations and cash flows  for the years ended December 31,   2011 and 2010,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/.Sherb & Co.,LLP
Sherb & Co., LLP
Certified Public Accountants
New York ,NY
April 16,2012

SavWatt USA, Inc.
  BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$979	$2,422
Accounts receivable	14,194	619
Inventory	53,502	42,853
Other current assets	80,830	32,200
Total current assets	149,504	78,094

Computer Equipment, net	161,207	10,803
Leasehold Improvements, net	432,391	-
Intangible	1,100,000	-

Total assets	$1,843,102	$88,897

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,066,793	$112,318
Due to related party, net	59,039	504,600
Stockholder loan payable	-	1,129,698
Accrued interest - stockholder	-	175,596
Derivative liability	300,312	-
Related party convertible loan payable, net	363,798	50,000
Convertible notes payable, net	1,110,450	200,000
Total current liabilities	2,900,392	2,172,212

Accounts payable, long term	800,000	-
Total liabilities	3,700,392	2,172,212

Stockholders' deficit:
Common stock, $0.0001 par value, 4,800,000,000 shares and 100,000,000 shares authorized, 3,109,078,478 and 167,531,786 shares issued and outstanding, respectively	310,907	16,752
Preferred stock, $.0001 par value, 200,000,000 authorized 10,000,000 issued and outstanding	1,000	-
Additional paid-in capital	45,335,120	37,120,142
Accumulated deficit	(47,504,317)	(39,203,264)
	(1,857,290)	(2,066,370)

Non controlling interest	-	(16,945)

Total stockholders' deficit	(1,857,290)	(2,083,315)

Total liabilities and stockholders' deficit	$1,843,102	$88,897

See accompanying notes to audited financial statements.

SavWatt USA, Inc.
 STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

REVENUES	$60,916	$4,059
COST OF REVENUE	26,806	-
GROSS PROFIT	34,111	4,059

EXPENSES

General and administrative	2,306,097	1,588,192
Selling expenses	168,476
Professional fees	534,790	484,606
Bad debt expense-related party	-	218,636
Total Expenses	3,009,362	2,291,434

LOSS FROM OPERATIONS	(2,975,251)	(2,287,375)

OTHER INCOME (EXPENSE)
Other income	-	5,000
Interest expense	(101,501)	(33,220)
Interest expense - stockholder	(219,944)	(473,931)
Derivative expense	(86,400)	-
Gain on settlement of debt	6,550	-
Amortization of debt discount	(3,199,988)	-
Debt Conversion Expense	(1,707,573)	(51,556)
Total Other Income (Expense)	(5,308,856)	(553,707)

NET LOSS	(8,284,107)	(2,841,082)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(16,945)	16,945

NET LOSS ATTRIBUTABLE TO SAVWATT USA, INC.	$(8,301,052)	$(2,824,137)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,229,594,863	105,307,057

See accompanying notes to financial statements.

SavWatt USA, Inc.
 STATEMENT OF STOCKHOLDERS' DEFICIT

							Deficit
							Accumulated
						Additional	During	Total
	Common Stock		Preferred A			Paid-in	Development	Stockholders'
	Shares	$	Shares	$		Capital	Stage	Deficit

Balance, December 31, 2009	79,474,175	$7,947		$		$35,256,348	$(36,379,127)	$(1,114,832)

Common stock issued for cash	37,333,333	3,733	-		-	311,267	-	315,000

Fair value of common stock issued for services	31,850,000	3,185	-		-	1,308,140	-	1,311,325

Fair value of common stock issued for interest	500,000	50	-		-	21,199	-	21,249

Common stock issued pursuant to noteholder debt conversion	18,374,278	1,837	-		-	171,632	-	173,469

Modification expense related to conversion of debt	-	-	-		-	51,556	-	51,556

Net loss for the year ended December 31, 2010	-	-	-		-	-	(2,824,137)	(2,824,137)

Balance, December 31, 2010	167,531,786	16,752	-		-	37,120,142	(39,203,264)	(2,066,370)

Fair value of common stock issued for services	201,238,683	20,124	-		-	286,547	-	306,671

Fair value of common stock issued for interest	1,000,000	100	-		-	13,900	-	14,000

Fair value of common stock issued for related party debt	2,500,000	250	-		-	34,750	-	35,000

Beneficial conversion feature related to convertible debt	-	-	-		-	3,470,250	-	3,470,250

Common stock issued pursuant to noteholder debt conversion - principal	2,718,112,504	271,811	-		-	2,190,981	-	2,462,792

Common stock issued pursuant to noteholder debt conversion - accrued interest	18,695,505	1,870	-		-	11,777	-	13,647

Modification expense related to conversion of debt	-	-	-		-	1,707,573	-	1,707,573

Conversion of debt into Preferred A shares ( par .0001)	-	-	10,000,000		1,000	499,000	-	500,000

Net loss for the year ended December 31, 2011	-	-	-		-	-	(8,301,052)	(8,301,052)

Balance, December 31, 2011	3,109,078,478	$310,907	10,000,000		$1,000	$45,334,920	$(47,504,317)	$(1,857,490)

See accompanying notes to financial statements.

SavWatt USA, Inc.
 STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,301,052)	$(2,824,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non controlling interest	16,945	(16,945)
Stock issued for services	306,871	1,311,325
Stock issued for interest	14,000	21,249
Bad debt expense - related party	-	218,636.00
Debt modification expense	1,707,573	51,556.00
Gain on settlement of related party debt	(6,550)	-
Depreciation	30,703	-
Amortization expense	3,199,988	-
Loss on fair value of derivative	86,399	-
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(13,575)	(621.00)
Inventory	(10,649)	(42,852)
Other current assets	(48,630)	(32,200)
Accounts payable and accrued expenses	2,020,093	112,318
Related party payable	979,438	285,965
Stockholder loan payable	-	90,000
Accrued interest-stockholder	-	473,931
Total adjustments	8,282,606	2,472,362

Net cash used in operating activities	(18,446)	(351,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipmnet	-	(10,803)
Purchases of machinery	(153,775)	-
Purchase of leasehold improvements	(459,722)	-
Purchase of intangible	(1,100,000)	-
Net cash used in investing activities	(1,713,497)	(10,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	315,000
Proceeds from issuance of loan payable	1,755,500	50,000
Payments of convertible notes payable	(25,000)	-
	-	-
Net cash provided by financing activities	1,730,500	365,000

NET INCREASE (DECREASE) IN CASH	(1,443)	2,422

CASH, BEGINNING OF YEAR	2,422	-

CASH, END OF YEAR	$979	$2,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Preferred stock issued for repayment of shareholder loan	$500,000	$-
Accounts payable converted to convertible debt instruments	$80,445	$-
Beneficial conversion feature related to convertible debt	$3,470,250	$-
Loan assignments to convertible note holders	$1,994,565	$373,469
Related party debt settled for common stock	$25,000	$-
Related party debt converted to a convertible loan	$600,000	$-
Loan payable assigned to shareholder	$50,000	$-
Common stock issued for accrued interest	$13,647	$-
Accrued interest assigned to convertible noteholders	$171,526	$-
Common stock issued as a result of debt conversion	$2,462,792	$173,469
Initial valuation of derivative liability	$213,913	$-
Stockholder loan and accrued interest exchanged for a short term convertible note	$-	$1,503,167

See accompanying notes to financial statements.

SavWatt USA, Inc.
Notes to Financial Statements

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

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $8,301,052 for the year ended December 31, 2011. In addition, the Company has incurred a net loss from inception (October 20, 2006) through December 31, 2011 and accumulated deficit amounting to $47,504,316 its inception, the Company has generated minimal revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in LED lighting and expects to generate sufficient revenue by the 3rd quarter of 2012 with a positive cash flow. Until then, the Company the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

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

DEVELOPMENT STAGE ACTIVITIES

For all periods prior to December 31, 2011, the Company considered itself a development stage enterprise. During the year ended December 31, 2011, the Company has generated approximately $61,000 in revenue and made significant progress toward achieving its intended business plan of producing, marketing and selling Light Emitting Diode ("LED") lighting. As a result of the generation of revenue as well as a result of the Company development we no longer consider ourselves a development stage enterprise.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments may include cash, accounts receivable, inventory, other assets, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011 and December 31, 2010.

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

As of December 31, 2011 accounts receivable are presented net of an allowance for doubtful accounts of $9,032.

As of December 31, 2010 the Company wrote off a related party receivable amounting to $218,636 and recorded a bad debt expense, based on management's evaluation of the balance and certainty that the balance would not be collectible in the future.

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

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of December 31, 2011 property and equipment consists of primarily computer equipment.

Included in leasehold improvements are costs related to the construction of the manufacturing facility in Baltimore Maryland. The leasehold improvements are being amortized using the straight-line method.

The estimated useful lives for significant equipment categories are from 3 to 5 years and for leasehold improvements the useful life is 10 years.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2011  has been excluded from the per share computations as their effect would be anti-dilutive:

2011
Convertible Preferred Stock	100,000,000
Convertible Bridge Notes and Notes Payable	4,300,754,667

The average number of common shares outstanding for the period from Inception ( October 20, 2006) through December 31, 2011 has been retroactively adjusted for the 2:1 forward stock split effective August 17, 2007.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, "Equity-Based Payments to Non-Employees" ("Topic No. 505-50"). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black- Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

FORWARD STOCK SPLIT

All references to the Company's outstanding shares, and options, have been adjusted to give effect to the 2 for 1 forward stock split effective August 17, 2007.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2011, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company believes that certain conversion features embedded in its convertible notes payable and rights to the Company’s common stock are not clearly and closely related to the economic characteristics of the Company’s stock price. The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible notes payable and rights to the shares of common stock. Accordingly, the Company has recognized derivative liabilities in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate. Upon issuance the fair value was calculated using the Black-Scholes option pricing model with the following factors, assumptions, and methodologies:

2011

Fair value of Company’s common stock	$0.0005
Volatility	171%-250%
Exercise price	$0.0003-0.0005
Estimated life	1 year
Risk free interest rate (based on 1-year treasury rate)	.15%

The fair value of our financial instruments at December 31, 2011 and 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Derivative Liabilty	$—	$—	$-

December 31, 2011:
Derivative Liabilty	$—	$—	$300,312

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of  December 31, 2011, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of  December 31, 2011, and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or the sum of stockholders’ deficit.

INTANGIBLE ASSETS

License Agreements

License agreements acquired by the Company are reported at acquisition value less accumulated amortization and impairments.

Amortization

Amortization is reported in the income statement straight-line over the estimated useful life of the intangible assets, unless the useful life is indefinite. Amortizable intangible assets are amortized from the date that they are available for use. The estimated useful life of the license agreement is five years which is the term of the underlying license agreement. The license is not yet in use as such the Company has not yet begun amortizing the asset.

Assessment of an intangible asset’s residual value and useful life is performed annually.

As stated in FASB 142 paragraph 11, the accounting for a recognized intangible asset is based on its useful life to the reporting entity. The Company has yet to use the license and as such has not begun amortizing the asset. When the Company does begin the amortization it will be over a 5 year period at $220,000 per year.

Customer Concentration

Two of the Company's customers accounted for approximately 17% and 19% respectively of its revenues during the year ending December 31, 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is not expected to have a material impact on the financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s financial position and results of operations.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - STOCKHOLDER LOANS

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

In 2011, entities related to the Company’s current President and sole director assigned $300,000 in payables to Ludvik Nominees.

In 2011, this stockholder assigned $1,759,893 of the convertible loan payable to investors and converted $66,927 into 29,692,700 shares of common stock.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31,	December 31,
	2011	2010

Computer Equipment	$12,985	$10,803
Leasehold Improvements	459,722	-
Machinery	151,593
Accumulated depreciation	(30,703)	-
Total	$593,598	$13,839

In 2011 the Company purchased machinery for $151,593 which is not yet in use. Therefore the Company has yet to depreciate the machine.

Depreciation expense amounted to $30,703 and $0 for the years ended December 31, 2011 and 2010 respectively.

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

During 2010, the Company advanced certain monies to GoIP Global, a related party controlled by Isaac H. Sutton the Company's President and Sole Director, to fund its operations. In addition, the Company entered into a one year agreement with GoIP where as GoIP provided messaging services to the Company. As of December 31, 2010, the Company's payable related to these services amounted to $25,000. In 2011, the Company issued 2,500, 000 shares of common stock pursuant to the conversion of this payable.

In December 2010, the Company wrote off $218,636 due from another affiliated company SavWatt Industries, LLC, a company later controlled by Isaac H. Sutton. The original owners are now employees of the Company. The Company determined that this amount would not be collectible and therefore recorded this amount as bad debt expense.

During the year ending December 31, 2011, the Company received approximately $1,372,507 in short term funding from Sutton Global Associates, Inc.

In 2011, Sutton Global Associates converted $600,000 of its short term funding in to into two Notes. The Notes bear interest at a rate of 6 % per annum and are convertible into common stock of the Company at the discretion of the holder. The notes are due in April and June of 2012. The Company recorded a $600,000 discount on these convertible notes, related to their beneficial conversion features, and amortized $463,798 for the year ended December 31, 2011. The net note payable, inclusive of unamortized discount was $136,202 as of December 31, 2011.  The note has accrued interest of $21,107 included in accrued expenses, at December 31, 2011.

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

As of December 31, 2011, the Company owes to Sutton Global Associates a total of $59,039 in unsecured advances included in due to related party, which was has not been converted into a convertible note, assigned to stockholders, or have not been converted into equity

NOTE 6 – DEBT

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

In 2011, entities related to the Company’s current President and sole director assigned $300,000 in payables to a shareholder in the form of convertible debt.

In 2011, this stockholder assigned $1,759,893 of the convertible loan payable to investors and converted $66,927 into 29,692,700 shares of common stock.

In 2011 the Company converted $251,971 in accrued expenses and accounts payable into debt. During this period this liability was assigned to other debt holders

With respect to some of these assigned convertible notes, some of the terms conversion were modified thereby resulting in the Company recording a beneficial conversion with respect to the modifications.

During the year ended December 31, 2011, the Company entered into several short-term convertible notes with a total face amount of $1,755,500. These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 70% from the market price. These notes have a minimum conversion floors ranging from $0.01 to $0.0001 per share.

With respect to the convertibility feature of the assigned convertible notes and the convertible notes entered into during the year ended December 31, 2011 the Company recorded a total beneficial conversion of $2,784,162 (which includes $213,913 resulting from transactions that required derivative accounting). Total amortization amounted to $2,436,190, recorded as other expense during the year ended December 31, 2011.

During the year ended December 31, 2011 the Company has converted a total of $2,395,865 of debt and $13,647 in accrued interest into 2,688,419,804 shares of common stock. In addition to debt the Company has recorded $1,707,573 of modification expense with respect to the conversion.

As of December 31, 2011 the balance of the Company’s short term convertible notes amounted to $1,110,449. The interest on these debentures is accrued and due at the end of the notes term. As of December 31, 2011 the accrued interest amounted to approximately $95,886 and is included in accounts payable and accrued expenses.

Other Debt

In October 2010, the Company entered into a secured promissory note for $50,000. The note was payable within 90 days and bears an interest rate of 5%. In connection with this note the Company issued 500,000 shares of its common stock as additional consideration valued at $21,249, and accounted for as interest expense during the year ended December 31, 2010. This note was fully satisfied as of December 31, 2011.

NOTE 7 - EQUITY TRANSACTIONS

In Apri12010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc. and increasing their authorized capital shares from 100,000,000 shares to 2,200,000,000 shares designating 2,000,000,000  as common stock and 200,000,000 shares as preferred stock. In September 2011 the Company increased the total capital to 5,000,000,000  shares authorized designating 4,800,000,000  as common stock and 200,000,000 shares as preferred stock. In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock ("Preferred Series A"). The Preferred Series A is convertible a one share of preferred into ten shares of common stock. The Preferred Series A shares are entitled to two hundred votes for each share of Preferred Series A  shares as preferred stock. In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock ("Preferred Series A"). The Preferred Series A is convertible a one share of preferred into ten shares of common stock. The Preferred Series A shares are entitled to two hundred votes for each share of Preferred Series A.

In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock (“Preferred Series A”). The Preferred Series A is convertible a one share of preferred into ten shares of common stock. The Preferred Series A shares are entitled to two hundred votes for each share of Preferred Series A.

In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In July 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

The issuance of common stock from January 1, 2010 through December 31, 2010 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued for services	31,850,000	$1,311,325	$0.04
Common stock issued for cash	37,333,333	315,000	0.008
Fair value of common stock issued for interest	500,000	21,249	0.04
Common stock issued pursuant to note holder debt conversion	18,374,278	173,469	0.009
	88,057,611	1,872,599

The issuance of common stock from January 1, 2011 through December 31, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
		$-	$-
Stock issued for related party debt settlement	2,500,000	35,000	0.014
Stock issued for services	203,238,683	306,871	0.0005 -0.014
Fair value of common stock issued for interest	1,000,000	14,000	0.014
Common stock issued pursuant to note holder debt conversion – principal	2,718,112,504	2,462,792	0.0001 - 0.01
Common stock issued pursuant to note holder debt conversion - interest	18,695,505	13,647	.00001-0.01
	2,943,546,692	39,658,097

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

The employment agreement with Michael Haug was not renewed and in October 2011, Mr. Haug was appointed Executive Vice President of Sale. Mr. Haug tendered his resignation in March 2012.

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

February 1, 2012 - January 31, 2013	$ 9,926.74 per month
February 1, 2013 - January 31, 2016	$ 11,564.14 per month
February 1, 2016 - January 31, 2019	$ 12,526.11 per month
February 1, 2019 - January 31, 2021	$ 13,549.49 per month

In June 2011, the Company entered in to a lease for approximately 1000 square Feet at 152 Madison Avenue, New York, NY, under a written lease for a term of 2 years. Under the terms of the lease the annual base rent is approximately $ 74,000. This New facility will be used as executive and sales office.

In December 2011, The Company enteral n to a new lease for approximately 2,886  square feet at 7927 Jonas Brench Drive, Suite 3300, McClean, VA, under a written lease for a term of 2 years. Under the terms of the lease the annual base rent is approximately $ 58,000. This new facility will be used by the Company for sales.

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

NOTE 9 - INCOME TAXES

At December  31, 2011 and December 31, 2010 the Company had a deferred tax asset of approximately $2,113,000 and $978,000,  respectively,  calculated at a combined federal and state  expected  rate of 38%. As  management  of the Company  cannot determine  that it is more  likely than not that the  Company  will  realize the benefit of the net deferred tax asset,  a valuation  allowance  equal to the net deferred tax asset has been recorded.

The  significant  components of the deferred tax assets at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010

Deferred tax asset-net operating losses	$2,102,000	$973,000
Accrued compensation	11,000	5,000
Deferred tax asset valuation allowance	(2,113,000)	(978,000)

Net deferred tax asset	$--	$--

The  reconciliation  between the statutory federal income tax rate of 35% to the actual rate is as follows:

	December 31, 2011	December 31, 2010

Expected Federal tax (benefit)	$(2,822,000)	$(960,000)
Expected State tax (benefit), net of federal	(332,000)	(113,000)
Permanent differences	2,019,000	527,000
Change in valuation allowance	1,135,000	546,000

Effective tax rate	$--	$--

At December 31, 2011 and December 31, 2010, the Company had a net operating loss carry forward of $5,531,000  and  $2,560,000,  respectively,  which expire in the year 2031 and 2030, respectively.

NOTE 10 – SUBSEQUENT EVENTS

During 2012, the Company recorded the following transactions:

-	Issued 4,085,638,811 shares of common stock pursuant to the conversion of $443,472 in short term loans

-	Issued 2,300,000, 000 shares of common stock pursuant to the conversion of $ 115,000 in short term loans from a related party.

-	Issued 15, 000,000 shares of preferred stock pursuant to the conversion of $ 390,000 in short term loans from a related party.

-	Received proceeds amounting to $160,000 related to the issuance of short term loans.

In February 2012, the Company entered into an employment agreement with the Company's CEO, Isaac H. Sutton, commencing on January 1, 2012 and expiring on December 31, 2012. The employment agreement provides for an annual salary of $240,000 together with annual increases of at least 10% per annum. In addition, Mr. Sutton shall receive as additional compensation 75% of the company’s gross revenues in excess of $20,000,000. The employment agreement provides that Mr. Sutton is eligible to receive incentive bonus compensation, at the discretion of the board of directors. The employment agreement provides for termination based on death, disability or other termination and for severance payments upon termination. The severance payments range from the compensation payable pursuant to the agreement or up to two times the annual compensation over sixty months in the event that Mr. Sutton is terminated in the event of a change in control as described in the agreement.