Form 10-Q
period 2012-03-31
SavWatt USA, Inc.
filed 2012-05-21
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ______

Commission File Number: 000-52402

SavWatt USA Inc.
(Exact name of registrant as specified in its charter)

Delaware
 (State or other Jurisdiction of Incorporation or Organization)

1100 Wicomico Street, Baltimore MD 21230
 (Address of principal executive offices)

(646) 545-6870
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

As of May 15, 2012, there were 4,923,471 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

OTHER PERTINENT INFORMATION

When used in this report, the terms "SavWatt." the Company", " we", "our", and "us" refers to SavWatt USA, Inc., a Delaware corporation. The information which appears on our web site is not part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to generate any meaningful revenues, our ability to compete within our market segment, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, as well as our annual report on Form 10-K for the year ended December 31, 2011 including the risks described in Part I. Item 1A. Risk Factors of that report. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

SavWatt USA, Inc.
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$-	979
Accounts receivable	15,244	14,194
Inventory	57,331	53,502
Other current assets	49,663	80,830
Total current assets	122,339	149,504

Computer equipment, net	166,563	161,207
Leasehold Improvements, net	420,929	432,391
Intangible	1,100,000	1,100,000
Total assets	$1,809,731	$1,843,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$1,909	$-
Accounts payable and accrued expenses	1,551,012	1,066,793
Due to related party, net	96,327	59,039
Derivative liability	273,851	300,312
Related party convertible loan payable, net	200,000	363,798
Convertible notes payable, net	876,630	1,110,450
Total current liabilities	2,999,730	2,900,392

Accounts payable, long-term	750,0000	800,000
Total liabilities	3,749,730	3,700,392

Stockholders' deficit
Common stock, $0.0001 par value, 9,800,000,000 shares
authorized, 3,592,769 and 1,621,000 shares issued and
outstanding, respectively	359	162
Preferred stock, $.0001 par value, 200,000,000 authorized,
16,000,000 and 10,000,000, issued and outstanding, respectively	1,600	1,000
Additional paid-in capital	47,067,811	45,645,665
Accumulated deficit during development stage	(49,009,769)	(47,504,317)
Total stockholders' deficit	(1,939,999)	(1,857,489)

Total liabilities and stockholders' deficit	$1,809,731	$1,843,102

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended	Three months Ended
	March 31,	March 31,
	2012	2011

REVENUES	$27,386	$3,784
COST OF REVENUES	5,625	-
GROSS PROFIT	21,761	-
EXPENSES
General and administrative	513,137	292,143
Professional fees	135,103	170,965
Stock based compensation	270,100	62,250
Total Expenses	918,340	525,358

LOSS FROM OPERATIONS	(896,579)	(521,574)

OTHER INCOME (EXPENSE)
Interest expense	(40,133)	(34,109)
Interest expense – stockholder	-	(44,956)
Change in fair value of derivative liability	116,461	-
Loss on settlement of related party debt	-	(10,000)
Gain on settlement of debt	29,050	-
Amortization of debt discount	(506,181)	(359,000)
Debt Conversion Expense	(208,070)	(359,066)
Total other income (expense)	(843,677)	(843,131)

NET LOSS	(1,505,452)	(1,364,705)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	41,408

NET LOSS ATTRIBUTABLE TO SAVWATT USA, INC.	$(1,505,452)	$(1,323,297)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.57)	$(12.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	2,628,736	112,409

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,505,452)	$(1,323,297)
Adjustments to reconcile net loss to net cash
used in operating activities:
Net loss attributable to non controlling interest		(41,408)
Depreciation expense	12,425	-
Stock issued for services	100	62,250
Stock issued for interest	2,000	14,000
Stock based compensation	270,000	-
Gain on debt forgiveness	(29,050)	-
Loss on settlement of related party debt	-	10,000
Amortization of debt discount	506,181	359,000
Debt modification expense	208,070	395,066
Loss on fair value of derivative	(116,461)	-
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(1,050)	(1,214)
Inventory	(3,829)	-
Other current assets	31,167	(53,541)
Accounts payable and accrued expenses	446,043	59,665
Due to related party	37,288	436,653
Accrued interest-stockholder	-	44,956
Total adjustments	1,362,884	1,285,220

Net cash used in operating activities	(142,568)	(38,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipment		(12,182)
Purchase of machinery	(6,320)	-
Net cash used in investing activities	(6,320)	(12,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	1,909	-
Proceeds from issuance of convertible debt	146,000	75,000
Net cash provided by financing activities	147,909	75,000

NET INCREASE (DECREASE) IN CASH	(979)	24,741

CASH, BEGINNING OF PERIOD	979	2,422

CASH, END OF PERIOD	$-	$27,163

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Stock issued for repayment of shareholder loan	$-	$35,000
Beneficial conversions feature related to convertible debt	$329,500	$475,000
Loan assignments to convertible note holders	$70,000	$-
Stockholder loan assigned	$-	$580,000
Common stock issued as a result of debt conversion	$309,050	$368,654
Common stock issued for accrued interest	$4,023	$475,000

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SavWatt USA, Inc. (“SavWatt”) (hereinafter "the Company") was incorporated on October 20, 2006 under the laws of the State of Delaware under the name Ludvik Capital, Inc. for the purpose of becoming a successor corporation by way of merger with Patriot Advisors, Inc. (“Patriot”) and Templar Corporation (“Templar”), pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine in Case No. 04-20328 whereby Ludvik Capital is the continuing entity.

Following approval of the plan of reorganization and merger, the Company's business plan consisted of investing in public and private companies, providing long term equity and debt investment capital to fund growth and acquisitions and recapitalizations of small and middle market companies in a variety of industries primarily located in the United States.

Since inception, the Company has had minimal operations and minimal revenues earned. On April 5, 2010, the Company amended its articles of incorporation and changed its name to SavWatt USA, Inc.

The Company plans to capitalize on the largely unaddressed commercial and consumer market for energy-efficient LED lighting by investing in product and corporate marketing. With public relations and advertising throughout the media, the Company’s goal is to establish a recognized, popular consumer LED brand, spearheading and establishing a leading market share in the growing energy-efficient bulb sector during the next three to five years.

The Company's year end is December 31st.

The Company's corporate headquarters were originally located in Virginia but are currently located in Baltimore MD

GOING CONCERN AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,505,452 for the three months ended March 31, 2012. In addition, the Company has incurred an accumulated deficit amounting to $49,009,769. The Company has generated minimal revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in LED lighting and expects to generate sufficient revenue by the 3rd quarter of 2012 with a positive cash flow. Until then, the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

The Company has operating costs and expenses at the present time for development of its business activities. The Company, however, will be required to raise additional capital over the next twelve months to meet its current administrative expenses, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities and/or loans from its directors. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the three month period ending March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

DEVELOPMENT STAGE ACTIVITIES

For all periods prior to December 31, 2011, the Company considered itself a development stage enterprise. During the year ended December 31, 2011, the Company has generated approximately $61,000 in revenue and made significant progress toward achieving its intended business plan of producing, marketing and selling Light Emitting Diode ("LED") lighting. As a result of the generation of revenue as well as a result of the Company development the Company no longer consider itself a development stage enterprise.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments may include cash, accounts receivable, inventory, other assets, loans payable and related accrued interest, and accounts payable. All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012 and December 31, 2011.

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

As of March 31, 2012 accounts receivable are presented net of an allowance for doubtful accounts of $15,244.

As of December 31, 2011 accounts receivable are presented net of an allowance for doubtful accounts of $14,194.

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

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of March 31, 2012 property and equipment consists of primarily computer equipment.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2012 has been excluded from the per share computations as their effect would be anti-dilutive:

March 31, 2012
Convertible Preferred Stock	25,000,000
Convertible Bridge Notes and Notes Payable	4,801,673

The average number of common shares outstanding through March 31, 2012 has been retroactively adjusted for the 1 for 1,918 reverse stock split effective May 14, 2012. AS OF THE DATE OF THIS FILING, THE COMPANY HAS EFFECTED THE SCHEDULED MAY 14, 2012 REVERSE SPLIT OF 1 FOR 1918 COMMON SHARES INCLUDING FILING AN AMENDMENT WITH THE STATE OF DELAWARE AND THE NOTIFICATION OF FINRA.  THE COMPANY HAS NOT YET RECEIVED FINRA APPROVAL OF THE REVERSE.

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

REVERSE STOCK SPLIT

All references to the Company's outstanding shares, and options, have been adjusted to give effect to the 1 for 1,918 reverse stock split effective May 14, 2012. On May 10, 2012, the Company filed an amendment to its certificate of incorporation with the Secretary of State of Delaware to effect a 1 for 1,918 reverse split of its common stock effective May 14, 2012. The Company has submitted notification of the reverse split to FINRA. The reverse split notification is under review by FINRA, which has not yet announced the reverse split.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2012 and December 31, 2011, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

	March 31, 2012	December 31, 2011

Fair value of Company’s common stock	$0.3836	$0.959
Volatility	150%-245%	171%-250%
Exercise price	$0.1918-0.3452	$0.5754-0.959
Estimated life	1 year	1 year
Risk free interest rate (based on 1-year treasury rate)	.19%	.15%

The fair value of our financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Derivative Liabilty	$—	$—	$300,312

March 31, 2012:
Derivative Liability	$—	$—	$273,851

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2012 and December 31, 2011, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at March 31, 2012 and December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of March 31, 2012 and December 31, 2011, and therefore classified as Level 1 within our fair value hierarchy.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2012	2011

Computer Equipment	$19,305	$12,985
Leasehold Improvements	459,722	459,722
Machinery	151,593	151,593
Accumulated depreciation	(43,128)	(30,703)
Total	$587,492	$593,598

In 2011 the Company purchased machinery for $151,593 which is not yet in use. Therefore the Company has yet to depreciate the machine.

Depreciation expense amounted to $12,425 and $0 for the three months ended March 31, 2012 and 2011 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Sutton Global Associates:

During the year ending December 31, 2011, the Company received approximately $953,860 in short term net funding from Sutton Global Associates, Inc, a Company 100% owned by Ike Sutton, the Company’s President. Additionally, $300,000 of the loan balance was assigned to a stockholder, $600,000 was rolled over into convertible debt instruments and $500,000 was converted into 10 million shares of Preferred A shares.

During the three months ending March 31, 2012 the Company made net payments of approximately $22,000 to Sutton Global.  Additionally the Company has accrued $60,000 related to consulting fees in accordance with Mr. Suttons employment agreement dated december 1, 2011.

As of March 31, 2012 and December 31, 2011, the balance due to Sutton Global Associates amounted to $96,327 and $59,039, respectively.

Convertible debenture Sutton Global Associates:

As mentioned above, in 2011, Sutton Global Associates converted $600,000 of its short term funding into two Notes. The Notes bear interest at a rate of 6 % per annum and are convertible into common stock of the Company at the discretion of the holder. The notes are due in April and June of 2012. The Company recorded a $600,000 discount on these convertible notes, related to their beneficial conversion features, and amortized $463,798 for the year ended December 31, 2011. The net note payable, inclusive of unamortized discount was $363,798 as of December 31, 2011. The note has accrued interest of  $24,247 and $21,107 included in accrued expenses, at March 31, 2012 and December 31, 2011 respectively.

In January 2012 Sutton Global Associates converted $300,000 of amounts owed to them into 6,000,000 shares of Preferred A shares. In addition the Company has recognized amortization expense amounting to $132,202. As of March 31, 2012, the convertible loan balance amounted to $200,000.

NOTE 5 – DEBT

Short term Convertible Debt

In 2011, entities related to the Company’s current President and sole director assigned $300,000 in payables to a shareholder in the form of convertible debt.

In 2011, this stockholder assigned $1,759,893 of the convertible loan payable to investors and converted $66,927 into 15,481 shares of common stock.

In 2011 the Company converted $251,971 in accrued expenses and accounts payable into debt. During this period this liability was assigned to other debt holders

With respect to some of these assigned convertible notes, some of the terms conversion were modified thereby resulting in the Company recording a beneficial conversion with respect to the modifications.

During the year ended December 31, 2011, the Company entered into several short-term convertible notes with a total face amount of $1,755,500. These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 70% from the market price. These notes have minimum conversion floors ranging from $19.18 to $0.1918 per share.

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

During the year ended December 31, 2011 the Company has converted a total of $2,395,865 of debt and $13,647 in accrued interest into 1,401,679 shares of common stock. In addition to debt the Company has recorded $1,707,573 of modification expense with respect to the conversion.

As of December 31, 2011 the balance of the Company’s short term convertible notes amounted to $1,110,449. The interest on these debentures is accrued and due at the end of the notes term. As of December 31, 2011 the accrued interest amounted to approximately $95,886 and is included in accounts payable and accrued expenses.

During the three months ended March 31, 2012, the Company entered into several short-term convertible notes with a total face amount of $146,000. These notes bear interest rates ranging from 8% to 12% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 70% from the market price. These notes have a minimum conversion floors ranging from $0.04795 to $0.1918 per share.

With respect to the convertibility feature of the assigned convertible notes and the convertible notes entered into during the period ended March 31, 2012 the Company recorded a total beneficial conversion of $419,500 (which includes $90,000 resulting from transactions that required derivative accounting). Total amortization amounted to $369,979, recorded as other expense during the period ended March 31, 2012.

During the period ended March 31, 2012 the Company has converted a total of $309,050 of debt and $4,023 in accrued interest into 1,979,329 shares of common stock. In addition to debt the Company has recorded $208,070 of modification expense with respect to the conversion.

As of March 31, 2012 the balance of the Company’s short term convertible notes amounted to $876,630. The interest on these debentures is accrued and due at the end of the notes term. As of March 31, 2012 the accrued interest amounted to approximately $127,496 and is included in accounts payable and accrued expenses.

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

NOTE 6 - EQUITY TRANSACTIONS

In Apri1 2010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc. and increasing their authorized capital shares from 100,000,000 shares to 2,200,000,000 shares designating 2,000,000,000 as common stock and 200,000,000 shares as preferred stock. In September 2011 the Company increased the total capital to 5,000,000,000 shares authorized designating 4,800,000,000 as common stock and 200,000,000 shares as preferred stock. In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock ("Preferred Series A"). Each share of Preferred Series A is convertible into ten shares of common stock. The Preferred Series A shares vote a single class with the common stock and are entitled to two hundred votes for each share of Preferred Series A.

In January 2012, the Company increased the authorized capital stock to 9,800,000,000 of common stock.

In May 2012, the Company's outstanding shares, and options, have been adjusted to give effect to the 1 for 1,918 reverse stock split.

In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In July 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In January 2012, Sutton Global converted $300,000 of debt into 6,000,000 shares of Preferred Series A stock.

The issuance of common stock from January 1, 2011 through December 31, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance

Stock issued for related party debt settlement	1,303	$35,000	$26.85
Stock issued for services	104,921	306,671	0.959 -26.85
Fair value of common stock issued for interest	521	14,000	26.85
Common stock issued pursuant to note holder debt conversion – principal	1,417,160	2,462,792	0.1918 - 19.18
Common stock issued pursuant to note holder debt conversion – interest	9,747	13,647	.1918-19.18
	1,533,653	2,832,110

The issuance of common stock from January 1, 2012 through March 31, 2012 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued for services	261	$100	$0.5754
Cancellation of shares	(13,034)	-	0.1918
Fair value of common stock issued for interest	5,214	2,000	0.3836
Common stock issued pursuant to note holder debt conversion – principal	1,956,809	309,050	0.0959-0.3165
Common stock issued pursuant to note holder debt conversion – interest	22,520	4,023	0.1343-0.2244
	1,971,769	315,173

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

On February 11, 2011, the Company entered into a lease for approximately 24,561 square feet at 1100 Wicomico Street, Suite 700, Baltimore, Maryland, under a written lease for a term of ten years. This new facility will be the Company's new principal executive offices, as well as a manufacturing and assembly facility. The Company will not have to pay rent on this facility until February 1, 2012. In accordance with ASC 840 Leases, the Company has recorded a $74,280 liability in recognition of this rent holiday as of September 30, 2011. Thereafter, the Company will pay rent as follows:

February 1, 2012 - January 31, 2013	$ 9,926.74 per month
February 1, 2013 - January 31, 2016	$ 11,564.14 per month
February 1, 2016 - January 31, 2019	$ 12,526.11 per month
February 1, 2019 - January 31, 2021	$ 13,549.49 per month

In December 2011, The Company entered in to a new lease for approximately 2,886 square feet at 7927 Jonas Brench Drive, Suite 3300, McClean, VA, under a written lease for a term of 2 years. Under the terms of the lease the annual base rent is approximately $ 58,000. This new facility will be used by the Company for sales.

The Company has entered into an exclusive worldwide license for LED lights with P2i Limited (“P2i”), a company incorporated in England, utilizing P2i's liquid repellent nano-coating technology.

Under the terms of The Technology Exclusivity Agreement (“P2i Agreement”) with P2i, the Company is granted an exclusive worldwide license to P2i patents for liquid repellent nano-coating technology (“repellent technology”) with respect to its application for LED lighting. The term of the P2i Agreement is for five years commencing July 14, 2011. The payment due under the agreement is $1,100,000 within an initial payment and additional payments on each of the four subsequent anniversary dates of the agreement. The P2i Agreement will be amortized over the life of the agreement.

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

NOTE 8 – SUBSEQUENT EVENTS

Since March 31, 2012, the Company recorded the following transactions:

-	Issued 549,680 shares of common stock pursuant to the conversion of $56,650 in short term loans
-	Issued 1,199,166 shares of common stock pursuant to the conversion of $115,000 in short term loans from a related party.
-	Issued 9,000,000 shares of preferred stock pursuant to the conversion of $90,000 in short term loans from a related party.
-	Received proceeds amounting to $27,500 related to the issuance of short term loans.

On April 11, 2012, the Company entered into a consulting agreement (the “Consulting Agreement”) with C&S Solar Holdings, LLC (the “Consultant”). Pursuant to the Consulting Agreement, for a term of three years, the Consultant was engaged by the Company to develop, manage and supervise the Company’s new renewable energy department, renewable energy projects, and provide related services. The Company agreed to pay Consultant (i) base compensation of $900,000, payable in the amount of $25,000 per month over 36 months, (ii) a commission fee equal to 2% of the gross contract price for each contract executed during the term of the Consulting Agreement in the renewable energy department, (iii) a sales commission equal to 3% of the contract price on all sales originated and consummated by Consultant or its representatives, and (iv) a sales commission equal to 1% of the contract price on all sales originated to the renewable energy department by any person or entity other than Consultant or its representatives. The Company further agreed to issue to Consultant 1% of the Company’s authorized shares of common stock annually for every $10,000,000 in sales contracted in the renewable energy department, up to an aggregate of 10% of the Company’s authorized shares of common stock, and an additional 400,000,000 shares of common stock upon the assignment of the Blue Energy & Solar NJ and Waldwick Solar, LLC contract, for the purchase and installation of a solar photovoltaic energy system at certain real property and premises in Waldwick, Bergen County, New Jersey. The Company also granted to Consultant the right to appoint one member of the Company’s board of directors, and Consultant appointed its chief executive officer, Chris Paphites, to the Company’s board of directors. The Company shall pay Mr. Paphites $1,000 per month for serving on the Company’s board of directors. The Company may terminate the Consulting Agreement in the event Consultant fails to book a minimum of $5,000,000 in renewable energy project revenue prior to December 31, 2012.

On April 23, 2012 the Company filed a Schedule 14C giving notice that the holders of more than a majority of the voting power of the shareholders of the “Company, have approved an amendment to the certificate of incorporation to effect a 1,918-to-1 reverse split of the common stock, par value $0.0001 (“Common Stock”). The Company filed the certificate of amendment with the Secretary of Delaware on May 10, 2012 with an effective date for the reverse split of May 14, 2012. The Company has submitted notification of the reverse split to FINRA. The reverse split notification is under review by FINRA, which has not yet announced the reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY FORWARD - LOOKING STATEMENT

This Form 10-Q contains "forward-looking statements". Some of the statements contained in this Form 10-Q for SavWatt USA, Inc., ("Company"), discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

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

The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the three month period ended March 31, 2012 have been reflected herein.

The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our previously filed Form 10-K.

AS OF THE DATE OF THIS FILING, THE COMPANY HAS EFFECTED THE SCHEDULED MAY 14, 2012 REVERSE SPLIT OF 1 FOR 1918 COMMON SHARES INCLUDING FILING AN AMENDMENT WITH THE STATE OF DELAWARE AND THE NOTIFICATION OF FINRA.  THE COMPANY HAS NOT YET RECEIVED FINRA APPROVAL OF THE REVERSE.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The Company has generated minimal revenues since its inception on October 20, 2006.

The Company's operations for the three months ended March 31, 2012 and 2011 consist of General and administrative expenses incurred in the amount of $513,137 and $292,143 respectively and professional fees amounting to $135,103 and $170,965, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We had minimal cash on hand as of March 31, 2012 and a working capital deficiency of $2,877,491. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating significant revenues, and has experienced recurring net operating losses from operations and had a net loss from operations of $1,505,452 for the three months ended March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting during the quarter ended March 31, 2012, there has been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in three lawsuits. The first lawsuit involves a former employee of the Company and is being resolved by the Company's insurance carrier and the other two involve breach of contract. The Company intends to defend itself vigoursly in these matters. At this time, the company is unable to ascertain the outcomes of these suits and has not made any provisions other than the amounts due and under dispute.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SavWatt USA, Inc.

Dated: May 21, 2012	By:	/s/ Isaac H. Sutton
Isaac H. Sutton,
Its: Chief Executive Officer, Interim Financial Officer
(Principal executive officer, Principal financial officer and Principal accounting officer)