Form 10-Q
period 2012-06-30
SavWatt USA, Inc.
filed 2012-08-20
CIK 1385305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ______

Commission File Number: 000-52402

SavWatt USA Inc.
(Exact name of registrant as specified in its charter)

Delaware
 (State or other Jurisdiction of Incorporation or Organization)

475 Park Avenue South, New York, NY 10016
 (Address of principal executive offices)

(646) 478-2676
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

As of August 20, 2012, there were 8,189,639 outstanding shares of the Registrant's Common Stock, $0.0001 par value.

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

SavWatt USA, Inc.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$979
Accounts receivable	11,000	14,194
Inventory	-	53,502
Other current assets	25,001	80,830
Total current assets	36,001	149,504

Computer Equipment, net	14,008	161,207
Leasehold Improvements, net	-	432,391
Intangible	-	1,100,000
Total assets	$50,009	$1,843,102

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Cash overdraft	$6,452	$-
Accounts payable and accrued expenses	894,560	1,066,793
Due to related party, net	111,284	59,039
Derivative liability	412,862	300,312
Deferred revenue	41,570	-
Lease abandonment accrual	511,067	-
Related party convertible loan payable, net	-	363,798
Convertible notes payable, net	1,183,651	1,110,450
Total current liabilities	3,161,446	2,900,392

Accounts payable, long-term	-	800,000
Total Liabilities	3,161,446	3,700,392

Stockholders' deficit
Common stock, $0.0001 par value, 9,800,000,000 shares
authorized, 5,510,019 and 1,621,000 shares
issued and outstanding, respectively	551	162
Preferred stock, $.0001 par value, 200,000,000 authorized,
25,000,000 and 10,000,000, issued and outstanding, respectively	2,500	1,000
Additional paid-in capital	47,559,105	45,645,665
Accumulated deficit during development stage	(50,673,593)	(47,504,317)
Total stockholders' deficit	(3,111,437)	(1,857,489)

Total liabilities and stockholders' deficit	$50,009	$1,843,102

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$9,950	$8,507	$37,336	$12,291
COST OF REVENUES	16,565	12,027	22,190	13,634
INVENTORY IMPAIRMENT	59,831	-	59,831	-
GROSS PROFIT	(66,446)	(3,520)	(44,685)	(1,343)

EXPENSES
General and administrative	109,586	588,179	892,823	940,965
Professional fees	104,201	60,881	239,304	231,846
Total Expenses	213,787	649,060	1,132,127	1,172,811

LOSS FROM OPERATIONS	(280,233)	(652,580)	(1,176,812)	(1,174,154)

OTHER INCOME (EXPENSE)
Interest expense	(32,887)	(11,544)	(73,020)	(45,653)
Interest expense - stockholder	-	-	-	(44,956)
Loss on settlement of related party debt	-	-	-	(10,000)
Dissolution of majority owned subsidiary		5,356	-	5,356
Amortization of debt discount	(289,734)	(1,131,870)	(795,915)	(1,490,870)
Impairment of leasehold improvements	(455,058)	-	(455,058)	-
Lease abandonment expense	(353,555)	-	(353,555)	-
Gain on settlement of debt		-	29,050	-
Debt conversion expense	(167,845)	-	(375,915)	-
Change in fair value of derivative liability	(84,511)	(255,025)	31,950	(650,091)
Total Other Income (Expense)	(1,383,590)	(1,393,083)	(1,992,463)	(2,236,214)

NET LOSS	$(1,663,823)	$(2,045,663)	$(3,169,275)	$(3,410,368)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.38)	$(5.68)	$(0.81)	$(14.47)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	4,375,912	359,963	3,893,896	235,706

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,169,275)	$(3,410,368)
Adjustments to reconcile net loss to net cash used in operating activities:

Dissolution of majority owned subsidiary	-	(33,957)
Depreciation expense	13,388	2,061
Stock issued for services	100	130,563
Stock issued for interest	2,000	23,476
Stock based compensation	270,000	-
Impairment of leasehold improvements	455,058	-
Lease abandonment	353,555	-
Write off of inventory	59,831	-
Bad debt expense	8,159	-
Loss on settlement of related party debt	-	10,000
Amortization of debt discount	795,915	1,490,870
Debt modification expense	375,915	675,090
Rent holiday expense	-	41,139
Gain on debt forgiveness	(29,050)
Gain on fair value of derivative	(31,950)	-
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:

Accounts receivable	(4,965)	(3,220)
Inventory	(6,329)	(13,819)
Other current assets	55,830	(67,631)
Other assets	-	(38,922)
Accounts payable and accrued expenses	603,021	26,719
Related party payable	57,245	864,345
Deferred revenue	41,570	-
Accrued interest-stockholder	-	89,104
Total adjustments	3,019,293	3,195,818

Net cash used in operating activities	(149,982)	(214,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer equipment	-	(2,182)
Leasehold improvements	-	(375,922)
Net cash used in investing activities	-	(378,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	6,452	-
Proceeds from issuance of convertible debt	183,000	605,500

Net cash provided by financing activities	189,452	605,500

NET (DECREASE) INCREASE IN CASH	(979)	12,846

CASH, BEGINNING OF PERIOD	979	2,422

CASH, END OF PERIOD	$-	$15,268

SUPPLEMENTAL CASH FLOW INFORMATION:
Beneficial conversion feature related to convertible debt/derivative liability	$144,500	$-
Beneficial conversion feature related to convertible debt/APIC	$369,641	$-
Stock issued for repayment of shareholder loan	$-	$25,000
Accrued rent and payable reclassed to lease abandonment accrual	$157,512	$-
Accounts payable and accrued expenses converted to convertible debt	$154,329	$59,673
Stockholder loan assigned	$-	$1,734,893
Loan assignments to convertible note holders	$105,000	$-
Common stock issued as a result of debt conversion	$503,450	$1,318,764
Preferred stock issued for repayment of related party loan	$390,000	$250,000
Common stock issued for accrued interest	$4,023	$-

See accompanying notes to unaudited financial statements.

SavWatt USA, Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SavWatt USA, Inc. (“SavWatt”) (hereinafter "the Company") was incorporated on October 20, 2006 under the laws of the State of Delaware under the name Ludvik Captial, Inc. for the purpose of becoming a successor corporation by way of merger with Patriot Advisors, Inc. (“Patriot”) and Templar Corporation (“Templar”), pursuant to a plan of reorganization and merger approved by the United States Bankruptcy Court, District of Maine in Case No. 04-20328 whereby the Company was the continuing entity.

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

The Company year’s end is December 31st.

The Company's corporate headquarters were originally located in Virginia but are currently located in New York, NY.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,169,275 for the six months ended June 30, 2012. In addition, the Company has incurred an accumulated deficit amounting to $50,673,593. The Company has generated minimal revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in LED lighting and expects to generate sufficient revenue by the 4th quarter of 2012 with a positive cash flow. Until then, the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

The Company has operating costs and expenses at the present time for development of its business activities. The Company, however, will be required to raise additional capital over the next twelve months to meet its current administrative expenses, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities, loans from its directors and or convertible notes. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

During 2012 and 2011, the Company issued several short-term convertible notes.Due to the DTC "Chill" imposed by DTC Corporation on the Company’s common stock, the anticipated cash flow from the sale on shares relating to the convertible notes during first half of 2012 were limited andthe Company’s ability to raise capital through issuing convertible notes was greatly diminished causing the Company extensive setbacks.

The lack of capital negatively impacted the Company’s operations causing the Company to terminate and vacate its leased business facilities in Maryland, New York and in Virginia.  This resulted in the Company recognizing a leasehold abandonment accrual of $511,067 and an impairment of leasehold improvements totaling $455,058. Currently the Company occupies an office in New York City in a shared office environment on a month to month basis.

In addition, due to the lack of capital, the Company entered into a settlement agreement with P2I to cancel the license agreement, return the P2I equipment and thus release the Company of all obligations under the contract. This resulted in the Company removing the license agreement recorded as an intangible asset of $1,100,000 as well as reversing the P2I equipment the Company possessed totaling $151,593, against the related liability account. The net effect on the balance sheet is $0.

Management is currently rebuilding the management team, product lines and strategic partnerships, as it continues to seek avenues to combat and/or to eliminate the DTC "Chill" and its consequences.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The foregoing unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include adjustments, all of which are of a normal recuing nature, necessary for a fair statement of the results for all the interim periods presented. Operating results for the six month period ending June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEVELOPMENT STAGE ACTIVITIES

For all periods prior to December 31, 2011, the Company considered itself a development stage enterprise. During the year ended December 31, 2011, the Company generated approximately $61,000 in revenue and made significant progress toward achieving its intended business plan of producing, marketing and selling Light Emitting Diode ("LED") lighting. As a result of the generation of revenue as well as a result of the Company development the Company no longer considers itself a development stage enterprise.

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

As of June 30, 2012 accounts receivable are presented net of an allowance for doubtful accounts of $8,159.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2012, the Company did not exceed the FDIC insurance limit.

At June 30, 2012, one of the Company’s customers accounted for 100% of its accounts receivable.

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

Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. As of June 30, 2012 property and equipment consists of primarily computer equipment.

The estimated useful lives for significant equipment categories are from 3 to 5 years and for leasehold improvements the useful life is 10 years.

INVENTORY

The Company's inventory consists entirely of finished goods, and is valued at lower of cost or market price. Cost is determined on a first-in, first-out ("FIFO") basis. To ensure inventory is carried at the lower of cost or market, the Company periodically evaluates the carrying value and also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management's judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends. During the six months ended June 30, 2012 and 2011, the Company recorded an impairment of inventory of $59,831 and $0, respectively.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities shown below, presented on a common share equivalent basis and outstanding as of June 30, 2012 has been excluded from the per share computations as their effect would be anti-dilutive:

June 30, 2012
Convertible Preferred Stock	13,035
Convertible Bridge Notes and Notes Payable	18,955,223

The average number of common shares outstanding through June 30, 2012 has been retroactively adjusted for the 1 for 1,918 reverse stock split effective May 14, 2012. FINRA approved the reverse on July 20, 2012.

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

REVERSE STOCK SPLIT

Effective May 14, 2012, the Company filed an amendment to its certificate of incorporation with the Secretary of State of Delaware to effect a 1 to 1,918 reverse split of its common stock. The reverse split was approved by FINRA on July 20, 2012.All references to the Company's outstanding shares, and options, have been adjusted to give effect to the 1 for 1,918 reverse stock split.

DERIVATIVE LIABILITIES

The Company assessed the classification of its derivative financial instruments as of June 30, 2012 and December 31, 2011, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

	June 30, 2012	December 31, 2011

Fair value of Company’s common stock	$0.1923	$0.959
Volatility	150% - 354%	171%-250%
Exercise price	$0.1918–0.3452	$0.5754-0.959
Estimated life	1 year	1 year
Risk free interest rate (based on 1-year treasury rate)	.16%	.15%

The fair value of our financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Derivative Liability	$—	$—	$300,312

June 30, 2012:
Derivative Liability	$—	$—	$412,862

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2012 and December 31, 2011, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at June 30, 2012 and December 31, 2011, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of June 30, 2012 and December 31, 2011, and therefore classified as Level 1 within our fair value hierarchy.

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

The license agreement was cancelled during the six month period ended June 30, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2012	2011

Computer Equipment	$19,305	$12,985
Leasehold Improvements	-	459,722
Machinery	-	151,593
Accumulated depreciation	(5,297)	(30,703)
Total	$14,008	$593,598

During the six months ended June 30, 2012, the Company recognized an impairment of leasehold improvements totaling $455,058.

In addition, the Company entered into a settlement agreement to cancel a license agreement and return equipment in the Company’s possession. The return of equipment resulted in the removal of the machinery totaling $151,593.

Depreciation expense amounted to $13,188 and $2,061 for the six months ended June 30, 2012 and 2011 respectively.

NOTE 5 - LEASE ABANDONMENT CHARGE

During the six months ended June 30, 2012, the Company terminated and vacated its leased business facilities in Maryland that was previously used as its warehouse. The related lease has an expiration date of January 31, 2021. As a result of this exit activity, the Company recognized a “Lease abandonment expense” of $353,555 during the six months ended June 30, 2012.

Consistent with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a $511,067 accrual in June 2012 representing the present value of the net cash flows associated with lease.

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to Sutton Global Associates:

During the year ending December 31, 2011, the Company received approximately $953,860 in short term funding from Sutton Global Associates, Inc., a company owned by Isaac H. Sutton, the Company’s CEO. Additionally, $300,000 of the loan balance was assigned to a stockholder, $600,000 was rolled over into convertible debt instruments and $500,000 was converted into 10 million shares of Series A Preferred Stock.

During the six months ending June 30, 2012 the Company made net payments of approximately $68,000 to Sutton Global Associates, Inc. Additionally the Company has accrued $120,000 related to consulting fees in accordance with Mr. Sutton’s Employment Agreement dated December 1, 2011.

As of June 30, 2012 and December 31, 2011, the balance due to Sutton Global Associates, Inc. amounted to $111,284 and $59,039 respectively.

NOTE 7 – DEBT

Short term Convertible Debt

In 2011, entities related to the Company’s current CEO and sole director assigned $300,000 in payables to a shareholder in the form of convertible debt.

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

During the year ended December 31, 2011, the Company issued several short-term convertible notes with a total face amount of $1,755,500. These notes bear interest rates ranging from 5% to 18% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 70% from the market price. These notes have minimum conversion floors ranging from $19.18 to $0.1918 per share.

With respect to the convertibility feature of the assigned convertible notes and the convertible notes issued during the year ended December 31, 2011 the Company recorded a total beneficial conversion of $2,784,162 (which includes $213,913 resulting from transactions that required derivative accounting). Total amortization amounted to $2,436,190, recorded as other expense during the year ended December 31, 2011.

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

During the six months ended June 30, 2012, the Company issued several short-term convertible notes with a total face amount of $442,329. These notes bear interest rates ranging from 8% to 12% payable in full in twelve months or less and which were convertible into shares of Company's common stock at discounts to market on their dates of conversion ranging from 30% to 70% from the market price. These notes have a minimum conversion floors ranging from $0.04795to $1.918 per share.

With respect to the convertibility feature of the assigned convertible notes and the convertible notes issued during the six months ended June 30, 2012 the Company recorded a total beneficial conversion of $514,141 (which includes $144,500 resulting from transactions that required derivative accounting). Total amortization amounted to $659,713, recorded as other expense during the six month period ended June 30, 2012.

During the six months ended June 30, 2012 the Company has converted a total of $388,450 of debt and $4,023 in accrued interest into a total of 3,897,622 shares of common stock. In addition to debt the Company has recorded $375,915 of modification expense with respect to the conversion.

As of June 30, 2012 the balance of the Company’s short term convertible notes amounted to $1,183,651, net of debt discount of $202,400. The interest on these debentures is accrued and due at the end of the notes term. As of June 30, 2012 the accrued interest amounted to approximately $160,383 and is included in accounts payable and accrued expenses.

Other Debt

In October 2010, the Company issued a secured promissory note for $50,000. The note was payable within 90 days and bears an interest rate of 5%. In connection with this note the Company issued 500,000 shares of its common stock as additional consideration valued at $21,249, and accounted for as interest expense during the year ended December 31, 2010. This note was fully satisfied as of December 31, 2011.

NOTE 8 - EQUITY TRANSACTIONS

In Apri12010, the Company amended its Articles of Incorporation changing the name of the Company to SavWatt USA, Inc. and increasing its authorized capital shares from 100,000,000 shares to 2,200,000,000 shares designating 2,000,000,000 as common stock and 200,000,000 shares as preferred stock. In September 2011 the Company increased the total authorized capital to 5,000,000,000 shares authorized designating 4,800,000,000 as common stock and 200,000,000 shares as preferred stock. In 2011 the Company designated 25,000,000 shares of the preferred shares to be Series A Cumulative Preferred Stock ("Preferred Series A"). Each share of Preferred Series A is convertible into ten/1,918  shares of common stock. The Preferred Series A shares vote as a single class with the common stock and are entitled to two hundred votes for each share of Preferred Series A.

In 2011 the Company increased the authorized common stock to 9,800,000,000 shares.

In May 2012, the Company's outstanding shares, and options, have been adjusted to give effect to the 1 for 1,918 reverse stock split.

Preferred Stock Transactions:

In January 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In July 2011, Sutton Global converted $250,000 of debt into 5,000,000 shares of Preferred Series A stock.

In January 2012, Sutton Global converted $300,000 of debt into 6,000,000 shares of Preferred Series A stock.

In January 2012, Sutton Global converted $90,000 of debt into 9,000,000 shares of Preferred Series A stock.

The issuance of common stock from January 1, 2011 through December 31, 2011 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
		$-	$-
Stock issued for related party debt settlement	1,303	35,000	26.85
Stock issued for services	104,921	306,671	0.959 -26.85
Fair value of common stock issued for interest	521	14,000	26.85
Common stock issued pursuant to note holder debt conversion – principal	1,417,160	2,462,792	0.1918 - 19.18
Common stock issued pursuant to note holder debt conversion – interest	9,747	13,647	.1918-19.18
	1,533,653	39,658,097

The issuance of common stock from January 1, 2012 through June 30, 2012 is summarized in the table below:

	Number of shares of common stock	Fair Value at Issuance	Per Share Value at Issuance
Stock issued for services	261	$100	$0.5754
Cancellation of shares	(14,077)	-	0.1918-0.1923
Fair value of common stock issued for interest	5,214	2,000	0.3836
Common stock issued pursuant to note holder debt conversion – principal	3,875,102	503,450	0.0959-0.3165
Common stock issued pursuant to note holder debt conversion – interest	22,520	4,023	0.1343-0.2244
	3,889,019	509,573

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010, the Company entered into an employment agreement with Michael Haug, as the Company's prior CEO, which responsibilities include running the daily operations of SavWatt USA, Inc. The term of the agreement is for one year at a salary of $84,000, and may be renewed upon mutual agreement by the Company and the employee.

The employment agreement with Michael Haug was not renewed and in October 2011, Mr. Haug was appointed Executive Vice President of Sale. Mr. Haug tendered his resignation in March 2012.

On February 11, 2011, the Company entered into a lease for approximately 24,561 square feet at 1100 Wicomico Street, Suite 700, Baltimore, Maryland, under a written lease for a term of ten years. The Company vacated the premises in July 2012 and is in discussions with the landlord to cancel the lease.

In December 2011, The Company entered in to a lease for approximately 2,886 square feet at 7927 Jonas Brench Drive, Suite 3300, McClean, VA, under a written lease for a term of 2 years. Under the terms of the lease the annual base rent is approximately $ 58,000. In July 2012 the Company vacated the premises.

On April 11, 2012, the Company entered into a consulting agreement (the “Consulting Agreement”) with C&S Solar Holdings, LLC (the “Consultant”). Pursuant to the Consulting Agreement, for a term of three years, the Consultant was engaged by the Company to develop, manage and supervise the Company’s new renewable energy department, renewable energy projects, and provide related services. The Company agreed to pay Consultant (i) base compensation of $900,000, payable in the amount of $25,000 per month over 36 months, (ii) a commission fee equal to 2% of the gross contract price for each contract executed during the term of the Consulting Agreement in the renewable energy department, (iii) a sales commission equal to 3% of the contract price on all sales originated and consummated by Consultant or its representatives, and (iv) a sales commission equal to 1% of the contract price on all sales originated to the renewable energy department by any person or entity other than Consultant or its representatives. The Company further agreed to issue to Consultant 1% of the Company’s authorized shares of common stock annually for every $10,000,000 in sales contracted in the renewable energy department, up to an aggregate of 10% of the Company’s authorized shares of common stock, and an additional 400,000,000 shares of common stock upon the assignment of the Blue Energy & Solar NJ and Waldwick Solar, LLC contract, for the purchase and installation of a solar photovoltaic energy system at certain real property and premises in Waldwick, Bergen County, New Jersey. The Company also granted to Consultant the right to appoint one member of the Company’s board of directors, and Consultant appointed its chief executive officer, Chris Paphites, to the Company’s board of directors. The Company shall pay Mr. Paphites $1,000 per month for serving on the Company’s board of directors. Mr. Paphites was appointed on April 8, 2012 and then resigned as director on June 28, 2012. The agreement was cancelled on June 30, 2012 due to a breach in the agreement.

NOTE 10 – SUBSEQUENT EVENTS

Since June 30, 2012, the Company recorded the following transactions:

-	Issued 2,202,750 shares of common stock pursuant to the conversion of $35,611 in short term loans
-	Issued 5,000,000 shares of preferred stock pursuant to the conversion of $50,000 in short term loans from a related party.
-	Received proceeds amounting to $48,500 related to the issuance of short term loans.

In April 2012 the Company entered into a consulting agreement with Wakabayashi Fund in Japan and issued 782,065 restricted common shares. In July 2012 the contract was cancelled, the shares were cancelled based on an agreed settlement amount of $50,000.

In July 2012, Sutton Global Associates, an affiliate of the Company, converted 13,035 preferred series A shares to 130,035 common shares. Additionally, Sutton Global Associates converted $50,000 of debt to 5,000,000 preferred series A shares.

In July and August 2012, the Company entered into a consulting agreement and issued 514,360 restricted common shares of the Company’s common stock as compensation.

On August 2, 2012, the Company entered into a Letter Of Intent to acquire 1-800 NY Bulbs. 1-800 NY Bulbs is a leading regional distributor and maintenance provider of commercial lighting fixtures and bulbs.  The acquisition is subject to an audit, definitive agreements and financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY FORWARD - LOOKING STATEMENT

This Form 10-Q contains "forward-looking statements". Some of the statements contained in this Form 10-Q for SavWatt USA, Inc.("Company"), discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

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

The financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the three month period ended June 30, 2012 have been reflected herein.

The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected in the future. These statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our previously filed Form 10-K.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,169,275 for the six months ended June 30, 2012. In addition, the Company has incurred an accumulated deficit amounting to $50,673,593. The Company has generated minimal revenues and has minimal cash resources.

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

Management is taking steps to address this situation. The Company has determined that it cannot continue with its business operations as outlined in its original business plan because of a lack of financial resources; therefore, management has redirected their focus towards identifying and pursuing options regarding the development of a new business plan and direction. The Company intends to explore various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is in the process of raising capital by implementing its business plan in LED lighting and expects to generate sufficient revenue by the 4th quarter of 2012 with a positive cash flow. Until then, the Company will not have the required capital resources or credit lines available that are sufficient to fund operations.

The Company has operating costs and expenses at the present time for development of its business activities. The Company, however, will be required to raise additional capital over the next twelve months to meet its current administrative expenses, and it may do so in connection with or in anticipation of possible acquisition transactions. This financing may take the form of additional sales of its equity securities, loans from its directors and or convertible notes. There is no assurance that additional financing will be available, if required, or on terms favorable to the Company.

During 2012 and 2011, the Company issuedseveral short-term convertible notes.Due to the DTC "Chill" imposed by DTC Corporation on the Company’s common stock, the anticipated cash flow from the sale on shares relating to the convertible notes during first half of 2012 were limited and the Company’s ability to raise capital through issuing convertible notes was greatly diminished causing the Company extensive setbacks.

The lack of capital negatively impacted the Company’s operations causing the Company to terminate and vacate its leased business facilities in Maryland, New York and in Virginia.  This resulted in the Company recognizing a leasehold abandonment accrual of $511,067 and an impairment of leasehold improvements totaling $455,058. Currently the Company occupies an office in New York City in a shared office environment on a month to month basis.

In addition, due to the lack of capital, the Company entered into a settlement agreement with P2I to cancel the license agreement, return the P2I equipment and void all license agreements and liabilities. This resulted in the Company removing the license agreement recorded as an intangible asset of $1,100,000 as well as removing the P2I equipment the Company possessed totaling $151,593.

Management is currently rebuilding the management team, product lines and strategic partnerships, as it continues to seek avenues to combat and/or to eliminate the DTC "Chill" and its consequences.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The Company has generated minimal revenues since its inception on October 20, 2006. The Company's operations for the six months ended June 30, 2012 and 2011 consist of general and administrative expenses incurred in the amount of $622,723 and $292,143 respectively, professional fees amounting to $239,304and $170,965, respectively and stock based compensation amounting to $270,100 and $62,250, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

The Company has generated minimal revenues since its inception on October 20, 2006. The Company's operations for the three months ended June 30, 2012 and 2011 consist of general and administrative expenses incurred in the amount of $109,586 and $588,179 respectively, professional fees amounting to $239,304and $60,881, respectively and stock based compensation amounting to $270,100 and $0, respectively.

 LIQUIDITY AND CAPITAL RESOURCES

We had minimal cash on hand as of June 30, 2012 and a working capital deficiency of $3,125,444. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from implementing our business plan and remaining current with our Securities and Exchange Commission filings. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2012, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in three lawsuits. Two lawsuits involve former employees of the Company and the other involve a breach of contract. The Company intends to defend itself vigorously in these matters. At this time, the company is unable to ascertain the outcomes of these suits and has not made any provisions other than the amounts due and under dispute.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document (to be filed by amendment).

101.SCH **	XBRL Taxonomy Extension Schema Document (to be filed by amendment).

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document (to be filed by amendment).

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document (to be filed by amendment).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (to be filed by amendment).

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document (to be filed by amendment).
___________
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

SavWatt USA, Inc.

Dated: August 20, 2012	By:	/s/ Isaac H. Sutton
Isaac H. Sutton,
Its: Chief Executive Officer, Interim Financial Officer (Principal executive officer, Principal financial officer and Principal accounting officer)